Form 10-Q
period 1995-04-01
ROADMASTER INDUSTRIES INC
filed 1995-05-16
CIK 818350

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter period ended APRIL 1, 1995


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
ACT OF 1934

For the transition period from       to
                               ------   ------
Commission file number 0-16482

                          ROADMASTER INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                                           84-1065239
         --------                                           ----------
(State of other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                  250 Spring Street NW, Atlanta, Georgia 30303
                  --------------------------------------------
          (Address of principal executive offices, including zip code)

                                   (404)586-9000
              ---------------------------------------------------
              (Registrants telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X   No
                                  ------    ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of the latest practicable date.


              Class                                Outstanding at April 30, 1995
- ---------------------------                        -----------------------------
Common Stock $.01 par value                                49,749,529 shares

                        PART I.   FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

                 ROADMASTER INDUSTRIES, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           April 1,            December 31,
                                                                             1995                 1994
                                                                          ----------           ------------
                                                                          (unaudited)
                                                 ASSETS

Current Assets:
   Cash and cash equivalents                                              $   2,589            $   6,378
   Accounts and notes receivable, net                                       170,632              187,161
   Inventories                                                              171,267              150,856
   Prepaid expenses and other assets                                         16,491                8,786
   Prepaid and refundable income taxes                                        3,284                2,319
   Deferred income taxes                                                      2,685                2,669
                                                                          ---------            ---------
      Total current assets                                                  366,948              358,169


Property, plant and equipment:                                              100,314               96,411
   Less-Accumulated depreciation and amortization                            28,199               25,204
                                                                          ---------            ---------
      Net property, plant and equipment                                      72,115               71,207



Deferred income taxes                                                         1,353                1,335
Investments in equity securities, at market                                   1,433                1,431
Deferred financing and acquisition charges                                   23,862               22,467
Goodwill                                                                     59,159               56,916
Other assets                                                                  6,446                5,102
                                                                          ---------            ---------
Total assets                                                              $ 531,316            $ 516,647
                                                                          =========            =========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving lines of credit                                               $ 78,326             $ 61,230
   Current portion of long-term debt                                          2,345                2,429
   Accounts payable                                                          74,435               79,501
   Accrued expenses                                                          38,196               38,618
                                                                          ---------            ---------
      Total current liabilities                                             193,302              181,778



Revolving lines of credit                                                    85,500               82,000
Long-term debt                                                              144,779              145,279
Other long-term liabilities                                                   4,493                4,493

Stockholders' equity:
   Preferred stock                                                               --                   --
   Common stock                                                                 540                  536
   Additional paid-in capital                                               103,630              102,121
   Retained earnings                                                         13,859               15,416
   Deferred compensation                                                     (3,289)              (3,479)
   Net unrealized loss on equity securities                                    (644)                (643)
                                                                          ---------            ---------
                                                                            114,096              113,951
   Treasury stock, at cost                                                  (10,854)             (10,854)
                                                                          ---------            ---------
      Total stockholders' equity                                            103,242              103,097
                                                                          ---------            ---------
Total liabilities and stockholders' equity                                $ 531,316            $ 516,647
                                                                          =========            =========



                            See accompanying notes.

                  ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           THREE MONTHS ENDED
                                                  APRIL 1, 1995          APRIL 2, 1994
                                                 ---------------        ---------------
                                                   (unaudited)            (unaudited)
    Net sales                                     $    175,546             $     98,288
    Cost of sales                                      151,589                   85,135
                                                  ------------             ------------
       Gross profit                                     23,957                   13,153

    Selling, general and
         administrative expenses                        17,318                    6,965
                                                  ------------             ------------
       Operating income                                  6,639                    6,188
                                                  ------------             ------------

    Other expense, net:
       Interest expense                                  7,918                    4,810
       Other, net                                        1,113                      116
                                                  ------------             ------------
                                                         9,031                    4,926
                                                  ------------             ------------

    Earnings before income tax expense                  (2,392)                   1,262

    Income tax expense                                    (915)                     480
                                                  ------------             ------------
       Net earnings                               $     (1,477)            $        782
                                                  ============             ============


    Earnings per common share:
          Primary and fully diluted               $      (0.03)            $       0.03
                                                  ============             ============

    Weighted average common shares
       outstanding and common stock
       equivalents:
          Primary and fully diluted                     48,649                   29,982
                                                  ============             ============





                            See accompanying notes.

                  ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                                THREE MONTHS ENDED
                                                                         APRIL 1,               APRIL 2,
                                                                           1995                   1994
                                                                           -----                  -----
  Cash flows from operating activities:
          Net earnings                                                  $(1,477)               $    782

          Adjustments to reconcile net earnings to net cash
               used in operating activities:
                 Depreciation and amortization                             3,106                  1,425
                 Amortization of deferred compensation                       190                     50
                 Other non-cash transactions                                --                     (367)
                 Change in assets and liabilities:
                        Accounts receivable                               16,529                  5,522
                        Inventories                                      (18,485)                 1,789
                        Prepaid expenses and other assets                 (7,705)                (1,444)
                        Cash in escrow                                      --                      (31)
                        Other assets                                      (2,509)                  (765)
                        Accounts payable                                  (5,067)               (22,834)
                        Accrued expenses                                   (424)                    588
                        Income taxes                                       (966)                   (427)
                        Deferred income taxes                               (14)                      9
                                                                        -------                --------
                 Net cash used in operating activities                  (16,822)                (15,703)
                                                                        -------                --------
  Cash flows from investing activities:
          Additions to property, plant and equipment                     (3,203)                 (2,933)
          Acquisitions                                                       --                  (8,042)
                                                                        -------                --------
                 Net cash used in investing activities                   (3,203)                (10,975)
                                                                        -------                --------
  Cash flows from financing activities:
          Net change in revolving lines of credit                        17,097                  12,438
          Principal payments of long term debt                             (738)                 (2,252)
          Payments related to the issuance of long term debt                 --                  (7,000)
          Debt refinancing cost incurred                                    (59)                   (355)
          Additions to borrowings                                            --                      --
          Cumulative translation adjustments                                (77)                   (162)
          Purchase of treasury stock                                         --                      --
          Proceeds from exercise of stock warrants                           13                     916
                                                                        -------                --------
                 Net cash provided by financing activities               16,236                   3,585
                                                                        -------                --------
  Net decrease in cash and cash equivalents                              (3,789)                (23,093)

  Cash and cash equivalents, beginning of period                          6,378                  37,435
                                                                        -------                --------
  Cash and cash equivalents, end of period                              $ 2,589                $ 14,342
                                                                        =======                ========




                            See accompanying notes.

                  ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)


1.  INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the most recent annual audited financial statements of the Company. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of April 1, 1995, and the results of operations and its cash flows for the three months then ended. Such adjustments were of a normal recurring nature.

         The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, the results of operations for the three months ended April 1, 1995 and April 2, 1994 are not necessarily indicative of the results which may be expected for the full year.


2.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                   Three months ended
                                                                             April 1, 1995         April 2, 1994
                                                                             -------------         -------------
Supplemental disclosures of cash flow information:
(in thousands)
         Cash paid for:
                 Interest                                                  $      11,788         $       2,955
                                                                           =============         =============
                 Income taxes                                              $          21         $         811
                                                                           =============         =============



Supplemental schedule of non-cash investing
     and financing activities:
            Common stock contributed to ESOP                               $          --         $         776
            Shares leveraged to purchase common stock for ESOP                        --                   478
            Treasury stock retired                                                    --                 3,064
            Exchange of common stock for interest of MZH                           1,500                    --

Acquisitions of businesses:
            Fair value of assets acquired                                  $          --         $      11,687
            Issuance of common stock                                                  --                 2,500
            Cash paid                                                                 --                 8,042
                                                                           -------------         -------------
            Liabilities assumed                                            $          --         $       1,145
                                                                           =============         =============

                  ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


3.  INVENTORIES

         At April 1, 1995 and December 31, 1994, inventories consisted of:
           (in thousands)

                                 April 1, 1995            December 31, 1994
                                 -------------            -----------------
         Raw materials             $ 51,796                  $  57,902
         Work in process              6,309                      8,604
         Finished goods             113,162                     84,350
                                    -------                  ---------
           Total inventory         $171,267                  $ 150,856
                                    =======                  =========

4.  FINANCIAL REPORTING PERIOD

         For comparative purposes the quarter ending April 1, 1995 is consistent with the same period ending April 2, 1994. The Company prepares its financial statements on thirteen (13) week quarters comprised of two four-week periods and one five-week period.

5.  ACQUISITIONS

         On February 28, 1994, the Company acquired the assets and business of American Playworld Inc. ("American"), a manufacturer of trampolines distributed mainly to mass merchants. American had revenues of approximately $17 million in 1993. The purchase price included $7.0 million in cash, 606,061 shares of the Company's common stock valued at $2.5 million, and the assumption of certain trade payables.

6.  SUBSEQUENT EVENTS

        In April 1995, Nelson/Weather-Rite, Inc. finalized the acquisition of certain assets and the business of MZH, Inc. ("MZH"), a manufacturer and marketer of sleeping bags with revenues of approximately $28 million in 1994. The purchase price included $22.0 million in cash, 400,000 shares of the Company's Common Stock valued at $1.5 million, and the assumption of certain liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

                Net sales ("sales") increased $77.3 million or 79%, in the first quarter of 1995 compared to the first quarter of 1994. This increase was due primarily to the acquisition of Diversified Products Corporation ("DP"), Hutch Sports USA, Inc. ("Hutch"), Nelson/Weather-Rite, Inc. ("Nelson/Weather-Rite"), and Willow Hosiery Company, Inc. ("Willow"), (defined collectively as the "Sports Subsidiaries"), from The Actava Group Inc. in December 1994. The Sports Subsidiaries were responsible for sales of approximately $62 million in the first quarter of 1995. In addition, toy sales were up $5.3 million or 28% from the first quarter of 1994 to the first quarter of 1995. Approximately $3 million of the increase was due to the acquisition of American Playworld, Inc. in March 1994 and approximately $1.4 million was due to an increase in swingset sales.

                Gross profit increased $10.8 million or 82%, in the first quarter 1995 compared to the same period of 1994 primarily resulting from higher sales volume. Gross profit, expressed as a percent of sales, was 13.6% in the first quarter of 1995 versus 13.4% in 1994.

                Selling, general and administrative expenses, expressed as a percent of sales, were 9.9% for the first quarter of 1995. Selling, general and administrative expenses for the first quarter of 1994 were approximately 7.1% of sales.This increase was due to higher selling, general and administrative expenses associated with sales by the Company's new Sports Subsidiaries. Prior to the acquisition, selling, general and administrative expenses of the Sports Subsidiaries as a percentage of their sales had been approximately 13%. Total selling, general and administrative expenses increased $10.4 million in the first quarter of 1995, versus the same period in 1994, primarily as a result of volume related expenses such as commissions and product warranty expense.

                Interest expense for the three months ended April 1, 1995 was $7.9 million, an increase of $3.1 million from the same period in 1994 due to an increase in the prime rate of interest on which the Company's revolving line of credit is based, higher working capital necessary to support the 79% increase in sales, and the debt assumed in connection with the acquisition of the Sports Subsidiaries. Expressed as a percentage of sales, interest was 4.9% in the first three months of 1994 versus 4.5% in 1995.

                The Company has recorded a tax benefit of $915,000 in the first quarter of 1995, representing an effective tax rate of 38%. The effective rate recognized in the first three months of 1994 was also 38%. This represents the Company's best estimate of the 1995 effective rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)

         LIQUIDITY AND CAPITAL RESOURCES

                Historically, the Company's working capital has been obtained primarily from internally generated funds and revolving lines of credit from banks. On a consolidated basis, during the first three months of 1995, the Company's operations utilized cash flow of approximately $16.8 million, primarily due to the build up of inventories and reductions in accounts payable. The seasonal nature of the Company's sales imposes fluctuating demands on its cash flow, due to the temporary buildup of inventories in anticipation of, and receivables subsequent to, the peak seasonal period, which historically has occurred around November of each year. Cash of $3.2 million was used in capital expenditures.

                The Company entered into a revolving credit facility in January 1994 providing $100 million, $50 million of which was subject to restrictions on borrowings pursuant to the Company's $100 million 11.75% Senior Subordinated Notes due 2002 (the "Notes"). This facility had a four-year term and provided for interest at the prime rate, as defined, plus 1.25%. Such rate was later reduced to prime plus 0.75%.

                In December 1994, the Company restructured its revolving credit line (the "Revolver") to include as borrowers, the companies acquired from The Actava Group, Inc. The Revolver provides for borrowings of up to $200 million at the prime rate plus 0.75%, as defined, and includes a LIBOR rate option which equals LIBOR plus 2.75%. Borrowings are supported by eligible inventory, certain raw materials and finished goods and accounts receivable.

                The Revolver has a termination date of January 31, 1997. While no assurance can be given, the Company plans to restructure the New Loan Agreement in the second quarter of 1995 to allow for the sale of accounts receivable to a third party (the "Structured Financing").
         Upon completion of the Structured Financing, the Company's outstanding indebtedness and accounts receivable each would be reduced. The primary advantages of pursuing the Structured Financing are to reduce the effective cost of the Company's short-term borrowings by taking advantage of the credit ratings and diversity of the Company's customer base and to increase the availability of credit under its revolver.

                The Company has two long-term debt issues, the $51,745,000 Convertible Subordinated Debentures due 2003 (the "Debentures") and the Notes. The Debentures are redeemable at the option of the Company beginning September 15, 1996 at a price of 105.875% of the principal face amount. The redemption price declines to par on or after December 15, 2000. The Notes may be converted at any time prior to redemption to Common Stock at a conversion price of $4.00. Before the Company's Debentures can be called for redemption, the Company's Common Stock also must meet or exceed a minimum closing price of $5.0625 per share for the thirty day period prior to such notice of redemption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)

         LIQUIDITY AND CAPITAL RESOURCES(CONTINUED)

                The Notes and Debentures are obligations of the Company and are, to a large extent, dependent on the Company's operating subsidiaries for the payment of interest. Such interest payments are permitted under the Revolver with certain restrictions. The Company does not anticipate any restrictions on its ability to make such interest payments pursuant to the Revolver.

                At April 1, 1995, the Company, on a consolidated basis, had stockholders' equity of $103.2 million versus $103.1 million at December 31, 1994. Management believes that the Company's financing arrangements and anticipated cash flow during 1995 are adequate to provide the funds necessary to support operations and to permit the Company to meet its obligations.

Part II.         OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K.

           a) Exhibits:
                 11 - Computation of Per Share Earnings
                 27 - Financial Data Schedule (for SEC use only)

           b) Reports on Form 8-K.
                 No reports on Form 8-K were filed during the quarter ended April 1, 1995.

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ROADMASTER INDUSTRIES, INC.


         Dated:  May 15, 1995                  By:    /s/ Jeff L. Hinton
               ---------------------              -----------------------------
                                               Jeff L. Hinton, Chief Financial
                                               Officer, Principal Accounting
                                               Officer and Principal Financial
                                               Officer

                               INDEX TO EXHIBITS


         Exhibit                                                              Page
         Number           Description                                         Number
         ------           -----------                                         ------
         11      -        Computation of Per Share Earnings, Three Months
                          Ended April 1, 1995 and April 2, 1994                 13
         27      -        Financial Data Schedule (for SEC use only)
