Form 10-Q
period 1995-07-01
ROADMASTER INDUSTRIES INC
filed 1995-08-15
CIK 818350

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter period ended JULY 1, 1995


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
ACT OF 1934

For the transition period from        to
                               ------    ------

Commission file number 0-16482
                       -------

                          ROADMASTER INDUSTRIES, INC.
                          ---------------------------
             (Exact name of Registrant as specified in its charter)

                 Delaware                           84-1065239
     -------------------------------     ---------------------------------
     (State of other jurisdiction of     (IRS Employer Identification No.)
      incorporation or organization)

                  250 Spring Street NW, Atlanta, Georgia 30303
                  --------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (404)586-9000
                  --------------------------------------------
              (Registrants telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X   No
                                   ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of the latest practicable date.


                  Class                      Outstanding at July 31, 1995
       ---------------------------           ----------------------------
       Common Stock $.01 par value                 49,801,929 shares

                         PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                 ROADMASTER INDUSTRIES, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        July 1,   December 31,
                                                                         1995        1994
                                                                     -----------  -----------
                                                                     (unaudited)
                                             ASSETS
Current Assets:
   Cash and cash equivalents                                          $   5,548    $   6,378
   Accounts and notes receivable, net                                   167,070      187,161
   Inventories                                                          184,407      150,856
   Prepaid expenses and other assets                                     16,651        8,786
   Prepaid and refundable income taxes                                    6,723        2,319
   Deferred income taxes                                                  2,897        2,669
                                                                      ---------    ---------
      Total current assets                                              383,296      358,169

Property, plant and equipment                                           105,585       96,411
   Less: accumulated depreciation and amortization                       30,552       25,204
                                                                      ---------    ---------
      Net property, plant and equipment                                  75,033       71,207

Deferred income taxes                                                     1,353        1,335
Investments in equity securities, at market                               1,433        1,431
Deferred financing and acquisition charges                               23,971       22,467
Goodwill                                                                 75,036       56,916
Other assets                                                              4,672        5,102
                                                                      ---------    ---------

Total assets                                                          $ 564,794    $ 516,647
                                                                      =========    =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving lines of credit                                          $ 106,198    $  61,230
   Current portion of long-term debt                                      2,205        2,429
   Accounts payable                                                      82,003       79,501
   Accrued expenses                                                      45,008       38,618
                                                                      ---------    ---------
      Total current liabilities                                         235,414      181,778

Revolving lines of credit, long-term                                     82,000       82,000
Long-term debt                                                          144,687      145,279
Other long-term liabilities                                               4,493        4,493

Stockholders' equity:
   Preferred stock                                                           --           --
   Common stock                                                             540          536
   Additional paid-in capital                                           103,736      102,121
   Retained earnings                                                      8,559       15,416
   Deferred compensation                                                 (3,137)      (3,479)
   Net unrealized loss on equity securities                                (644)        (643)
                                                                      ---------    ---------
                                                                        109,054      113,951
   Treasury stock,  at cost                                             (10,854)     (10,854)
                                                                      ---------    ---------
      Total stockholders' equity                                         98,200      103,097
                                                                      ---------    ---------

Total liabilities and stockholders' equity                            $ 564,794    $ 516,647
                                                                      =========    =========


                            See accompanying notes.

                  ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                        JULY 1, 1995     JULY 2, 1994     JULY 1, 1995     JULY 2, 1994
                                        ------------     ------------     ------------     ------------
Net sales                                 $ 172,713         $102,566        $ 348,259         $200,854
Cost of sales                               152,935           86,943          304,524          172,079
                                          ---------         --------        ---------         --------

   Gross profit                              19,778           15,623           43,735           28,775

Selling, general and
     administrative expenses                 18,921            8,231           36,239           15,219
                                          ---------         --------        ---------         --------
   Operating income                             857            7,392            7,496           13,556
                                          ---------         --------        ---------         --------

Other expense, net:
   Interest expense                           9,185            4,848           17,103            9,657
   Other, net                                   857              845            1,970              938
                                          ---------         --------        ---------         --------
                                             10,042            5,693           19,073           10,595
                                          ---------         --------        ---------         --------

Earnings before income tax expense           (9,185)           1,699          (11,577)           2,961

Income tax expense                           (3,606)             646           (4,521)           1,126
                                          ---------         --------        ---------         --------

   Net earnings                           $  (5,579)        $  1,053        $  (7,056)        $  1,835
                                          =========         ========        =========         ========

Earnings per common share:
      Primary and fully diluted           $   (0.11)        $   0.03        $   (0.14)        $   0.06
                                          =========         ========        =========         ========


Weighted average common shares
  outstanding and common stock
  equivalents:
      Primary and fully diluted              49,083           30,904           48,866           30,403
                                          =========         ========        =========         ========


                            See accompanying notes.

                  ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                  SIX MONTHS ENDED
                                                                JULY 1,       JULY 2,
                                                                 1995          1994
                                                                 ----          ----
Cash flows from operating activities:
        Net earnings                                           $ (7,056)     $  1,835

        Adjustments to reconcile net earnings to net cash
          used in operating
             activities:
                Depreciation and amortization                     6,432         2,783
                Amortization of deferred compensation               341           101
                Other non-cash transactions                          --          (367)
                Change in assets and liabilities:
                       Accounts receivable                       22,068         3,170
                       Inventories                              (22,348)        5,008
                                                                                 ,008
                       Prepaid expenses and other assets         (7,777)          227
                       Cash in escrow                                --           (67)
                       Other assets                              (2,136)       (3,547)
                       Accounts payable                           2,500       (30,754)
                       Accrued expenses                              86         3,567
                       Income taxes                              (4,406)         (302)
                       Deferred income taxes                       (252)           11
                                                               --------      --------
                Net cash used in operating activities           (12,548)      (18,335)
                                                               --------      --------
Cash flows from investing activities:
        Additions to property, plant and equipment               (8,082)       (7,195)
        Acquisitions                                            (23,998)       (8,042)
        Purchase of marketable securities                            --        (3,164)
                                                               --------      --------
                Net cash used in investing activities           (32,080)      (18,401)
                                                               --------      --------
Cash flows from financing activities:
        Net change in revolving lines of credit                  44,968        17,182
        Principal payments of long term debt                     (1,195)       (2,567)
        Payments related to the issuance of long term debt           --        (7,000)
        Debt refinancing cost incurred                             (231)         (753)
        Additions to borrowings                                      --            --
        Cumulative translation adjustments                          136          (212)
        Purchase of treasury stock                                   --          (114)
        Proceeds from exercise of stock warrants                    120         1,017
                                                               --------      --------
                Net cash provided by financing activities        43,798         7,553
                                                               --------      --------
Net decrease in cash and cash equivalents                          (830)      (29,183)

Cash and cash equivalents, beginning of period                    6,378        37,410
                                                               --------      --------
Cash and cash equivalents, end of period                       $  5,548      $  8,227
                                                               ========      ========


                            See accompanying notes.

                  ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the most recent annual audited financial statements of the Company. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of July 1, 1995, and the results of operations and its cash flows for the six months then ended. Such adjustments were of a normal recurring nature.

         The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, the results of operations for the three and six months ended July 1, 1995 and July 2, 1994 are not necessarily indicative of the results which may be expected for the full year.


2.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                        Six months ended
                                                                    July 1, 1995  July 2,1994
                                                                    ------------  -----------
Supplemental disclosures of cash flow information:
(in thousands)
         Cash paid for:
                 Interest                                              $16,694      $ 3,933
                                                                       =======      =======

                 Income taxes                                          $   576      $ 1,404
                                                                       =======      =======

Supplemental schedule of non-cash investing
    and financing activities:
            Common stock contributed to ESOP                           $    --      $   776
            Shares leveraged to purchase common stock for ESOP              --          478
            Treasury stock retired                                          --        3,064
            Purchase of marketable securities on margin                     --        1,913
            Exchange of common stock for minority interest of ISF           --        1,308
            Exchange of common stock for interest of MZH                 1,500           --

Acquisitions of businesses:
            Fair value of assets acquired                              $27,902      $11,687
            Issuance of common stock                                     1,500        2,500
            Cash paid                                                   21,478        8,042
                                                                       -------      -------
            Liabilities assumed                                        $ 4,924      $ 1,145
                                                                       =======      =======

                  ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.   INVENTORIES

         At July 1, 1995 and December 31, 1994, inventories consisted of:
           (in thousands)

                                           July 1, 1995    December 31, 1994
                                           ------------    -----------------
         Raw materials                       $ 51,699          $ 57,902
         Work in process                        6,313             8,604
         Finished goods                       126,395            84,350
                                             --------          --------
            Total inventory                  $184,407          $150,856
                                             ========          ========


4.       FINANCIAL REPORTING PERIOD

         For comparative purposes the quarter ending July 1, 1995 is consistent with the same period ending July 2, 1994. The Company prepares its financial statements on thirteen (13) week quarters comprised of two four-week periods and one five-week period.

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

        In April 1995, Nelson/Weather-Rite, Inc., a wholly owned subsidiary of the Company, finalized the acquisition of certain assets and the business of MZH, Inc. ("MZH"), a manufacturer and marketer of sleeping bags. MZH had revenues of approximately $28 million in 1994. The purchase price included $22.0 million in cash, 400,000 shares of the Company's Common Stock valued at $1.5 million, and the assumption of certain liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

               Net sales ("sales") increased $70.1 million or 68% and $147.4 million or 73% in the second quarter and first six months of 1995, respectively, compared to the second quarter and first six months of 1994. These increases were due primarily to the acquisition of Diversified Products Corporation ("DP"), Hutch Sports USA, Inc. ("Hutch"), Nelson/Weather-Rite, Inc. ("Nelson/Weather-Rite"), and Willow Hosiery Company, Inc. ("Willow"), (defined collectively as the "Sports Subsidiaries"), from The Actava Group Inc. in December 1994. The Sports Subsidiaries were responsible for sales of approximately $63 million in the second quarter of 1995 and $128 million in the six months ended July 1, 1995. MZH, Inc. ("MZH"), which was acquired by Nelson/Weather-Rite in April of 1995, contributed $8.6 million to second quarter sales. In addition, toy sales were up 17% from the first six months of 1994 to the first six months of 1995. Approximately 59% of the 17% increase in toy sales was due to the acquisition of American Playworld, Inc. in March 1994 and approximately 34% of the 17% increase in toy sales was due to an increase in swingset sales.

               Gross profit increased $4.2 million or 27% and $15.0 million or 52% in the second quarter and first six months of 1995, respectively, compared to the second quarter and first six months of 1994, primarily resulting from higher sales volume. Gross profit, expressed as a percent of sales, was 11.5% in the second quarter of 1995 and 12.6% in the first six months of 1995 versus 15.2% and 14.3%, respectively, for the same periods in 1994. These decreases in gross profit percentages are the result of increased material costs related to cardboard, plastics and steel, price commitments under various program buying by various retailers, and a limited ability to pass along these increased costs due to domestic and foreign competition in the bicycle and fitness markets. During the second quarter, the Company implemented a series of actions that management anticipates will positively impact gross profit beginning in the latter half of this year. A second round of price increases on the Company's bicycle line was effective in July 1995. The Company also has implemented price increases on the lowest margin fitness product lines in August 1995.

               Selling, general and administrative expenses, expressed as a percent of sales, were 11.0% in the second quarter of 1995 and 10.4% in the first six months of 1995 versus 8.0% and 7.6%, respectively, for the same periods in 1994. This increase is due to higher selling, general and administrative expenses associated with sales by the Sports Subsidiaries. Prior to the acquisition, selling, general and administrative expenses of the Sports Subsidiaries as a percentage of their sales had been approximately 13%. Total selling, general and administrative expenses increased $10.7 million and $21.0 million in the second quarter and first six months of 1995, respectively, compared to the second quarter and first six months of 1994, primarily as a result of volume related expenses such as commissions and product warranty expense.

               Interest expense for the three and six months ended July 1, 1995 was $9.2 million and $17.1 million, respectively, increases of $4.3 million and $7.4 million from the same periods in 1994. The increase is due to an increase in the prime rate of interest, which was approximately 7.25% for the first six months of 1994 and approximately 9% for the first six months of 1995, on which the Company's revolving line of credit is based, higher working capital necessary to support the 73% increase in sales, and the approximately $60 million of debt assumed in connection with the acquisition of the Sports Subsidiaries.

               The Company has recorded a tax benefit of $4,521,000 in the first six months of 1995, representing an effective tax rate of 39%. The effective rate recognized in the first six months of 1994 was 38%. This represents the Company's best estimate of the 1995 effective rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         LIQUIDITY AND CAPITAL RESOURCES

               Historically, the Company's working capital has been obtained primarily from internally generated funds and revolving lines of credit from banks. On a consolidated basis, during the first six months of 1995, the Company's operations utilized cash flow of approximately $12.5 million, primarily due to the build-up of inventories. The seasonal nature of the Company's sales imposes fluctuating demands on its cash flow, due to the temporary buildup of inventories in anticipation of, and receivables subsequent to, the peak seasonal period, which historically has occurred around November of each year. Cash of $8.1 million was used in capital expenditures.

               The Company entered into a revolving credit facility in January 1994 providing $100 million, $50 million of which was subject to restrictions on borrowings pursuant to certain covenants in the indenture for the Company's $100 million 11.75% Senior Subordinated Notes due 2002 (the "Notes"). This facility had a four-year term and provided for interest at the prime rate, as defined, plus 1.25%. Such rate was later reduced to prime plus 0.75%.

               In December 1994, the Company restructured its revolving credit line (the "Revolver") to include the Sports Subsidiaries as borrowers. The Revolver provides for borrowings of up to $200 million at the prime rate, as defined, plus 0.75% and includes a LIBOR option which equals LIBOR plus 2.75%. The Company is currently borrowing pursuant to the LIBOR alternative. Borrowings are supported by eligible inventory, certain raw materials and finished goods and accounts receivable.

               The Revolver has a termination date of January 31, 1997. While no assurances can be given that it will be able to effect its plans, the Company plans to restructure the Revolver in the third quarter of 1995 to, among other things, increase the total facility, extend the facility maturity and to permit the Company's operating subsidiaries to sell certain accounts receivable at discounts preferable to the rates under the Revolver, which management believes will ultimately reduce the Company's cost of funds. As an interim step, in order to meet the Company's seasonal working capital needs, the Revolver was increased to permit borrowings of up to $215 million plus a seasonal over-advance rate of 5% applied to the dollar value of certain categories of inventory collateral. Prior to this increase, the Company was not in compliance with certain loan covenants, none of which involved the failure to make timely payment of principle or interest when due. Such covenant non-compliance has subsequently been waived through an amendment of the Revolver. Such amendment included the increase and over-advance mentioned above.

               The Company has two long-term debt issues, the $51,745,000 Convertible Subordinated Debentures due 2003 (the "Debentures") and the Notes. The Debentures are redeemable at the option of the Company beginning September 15, 1996 at a price of 105.875% of the principal face amount. The redemption price declines to par on or after December 15, 2000. The Notes may be converted by the holders thereof, at any time prior to redemption, to Common Stock at a conversion price of $4.00. Before the Company's Debentures can be called for redemption, the Company's Common Stock also must meet or exceed a minimum closing price of $5.0625 per share for the thirty day period prior to such notice of redemption.

               The Notes and Debentures are obligations of the Company and the ability of the Company to meet its debt service obligations will be dependent on the ability of its subsidiaries to generate funds from operations sufficient to meet their respective debt service and other

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         LIQUIDITY AND CAPITAL RESOURCES(CONTINUED)

         obligations and, second, to pay or distribute amounts to the Company sufficient to enable it to meet its debt service and other obligations. The subsidiary revolving lines of credit restrict, with limited exceptions, distributions, dividends and payments to the Company, but, in each case, permit dividends and interest on intercompany loans to be paid to the Company for the purpose of making interest payments on the Notes and Debentures so long as the relevant subsidiary is not in default thereunder. The Company does not anticipate any further restrictions on its ability to make such interest payments in anticipation of the restructuring of the Revolver.

               At July 1, 1995, the Company, on a consolidated basis, had stockholders' equity of $98.2 million versus $103.1 million at December 31, 1994. Management believes that the Company's financing arrangements and anticipated cash flow during 1995 are adequate to provide the funds necessary to support operations and to permit the Company to meet its obligations.

         INFLATION AND FOREIGN CURRENCY FLUCTUATIONS

               Increases in the materials price of plastics, cardboard and steel had a negative impact on the Company's results of operations for the first six months of 1995 and on the industries in which the Company competes in general. The manner in which sales programs are set causes a delay in price adjustments which would pass some or all of these increased costs on to the Company's customers. Management believes the impact of material cost increases will be successfully mitigated through sales price adjustments made in the first half of the year and additional increases to be made in the third quarter of 1995.

               Foreign currency fluctuations did not materially affect the Company's operations during the second quarter or the six months ended July 1, 1995.

Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         On June 14, 1995 the Company held its 1995 meeting of stockholders in Atlanta, Georgia. The actions addressed in the meeting included (i) the election of nine directors; (ii) authorization of a new Key Employee Stock Incentive Plan; (iii) approval of the performance goals for Named Executive Officers under the Company's new Short-Term Incentive Plan for officers and other key employees of the Company; (iv) authorization of a new Directors' Restricted Stock Plan for non-employee directors; and (v) ratification of the selection of Arthur Andersen LLP as the Company's auditors.

         Nominees for directors were elected as follows: Mr. Fong - 42,103,952 affirmative votes, 303,136 votes withheld; Mr. Shake - 42,111,552 affirmative votes, 295,536 votes withheld; Mr. Conti - 42,101,362 affirmative votes, 305,726 votes withheld; Mr. Rand - 42,112,152 affirmative votes, 294,936 votes withheld; Mr. Bradley - 42,114,352 affirmative votes, 292,736 votes withheld; Mr. Phillips - 42,123,552 affirmative votes, 283,536 votes withheld; Mr. Long - 42,124,652 affirmative votes, 282,436 votes withheld; Mr. Marshall - 42,125,452 affirmative votes, 281,636 votes withheld; and Governor Sanders - 42,121,312 affirmative votes, 285,776 votes withheld. There were no abstentions or broker non-votes applicable to the election of directors.

         Actions (ii) through (v) were approved by the stockholders with the voting results as follows: Agenda item (ii) - 32,332,813 affirmative votes, 1,735,359 votes against, 289,936 abstentions, 8,048,980 broker non-votes; Agenda item (iii) - 40,401,034 affirmative votes, 653,705 votes against, 247,383 abstentions, 1,104,966 broker non-votes; Agenda item (iv) - 39,953,471 affirmative votes, 678,424 votes against, 227,321 abstentions, 1,547,872 broker non-votes; and Agenda item (v) - 42,177,955 affirmative votes, 126,430 votes against and 102,703 abstentions.

Item 6.  Exhibits and reports on Form 8-K.

           a)  Exhibits:
                 11 - Computation of Per Share Earnings
                 27 - Financial Data Schedule (submitted in electronic form to
                      SEC only)

           b)  Reports on Form 8-K.
                 No reports on Form 8-K were filed during the quarter ended July 1, 1995.

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ROADMASTER INDUSTRIES, INC.


   Dated:  August 14, 1995           By:    /s/ Jeff L. Hinton
         ----------------------         ----------------------
                                        Jeff L. Hinton, Chief Financial Officer,
                                        Principal Accounting Officer and
                                        Principal Financial Officer

                               INDEX TO EXHIBITS


         Exhibit                                                                   Page
         Number                   Description                                     Number
         ------                   -----------                                     ------
         11(a)   -     Computation of Per Share Earnings, Three Months
                       Ended July 1, 1995 and July 2, 1994                          13
         11(b)   -     Computation of Per Share Earnings, Six Months
                       Ended July 1, 1995 and July 2, 1994                          14
         27      -     Financial Data Schedule (submitted in electronic form to
                       SEC only)                                                    N/A