Form 10-Q
period 1995-09-30
ROADMASTER INDUSTRIES INC
filed 1995-11-14
CIK 818350

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended SEPTEMBER 30, 1995


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

                                (404)586-9000
                                -------------
             (Registrants telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X   No
                                    ---     ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of the latest practicable date.

          Class                                Outstanding at October 31, 1995
          -----                                -------------------------------
Common Stock $.01 par value                           49,801,929 shares

                       PART I.   FINANCIAL INFORMATION
 ITEM 1.      FINANCIAL STATEMENTS

                ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)

                                                                September 30,      December 31,
                                                                    1995               1994
                                                                -------------      ------------
                                                                 (unaudited)
                                       ASSETS

 Current Assets:
    Cash and cash equivalents                                     $  5,128            $  6,378
    Accounts and notes receivable, net                             173,308             187,161
    Inventories                                                    185,622             150,856
    Prepaid expenses and other assets                               16,641               8,786
    Prepaid and refundable income taxes                              7,424               2,319
    Deferred income taxes                                            2,880               2,669
                                                                  --------            --------
       Total current assets                                        391,003             358,169

 Property, plant and equipment                                     109,300              96,411
    Less: accumulated depreciation and amortization                 32,691              25,204
                                                                  --------            --------
       Net property, plant and equipment                            76,609              71,207

 Deferred income taxes                                               1,353               1,355
 Investments in equity securities, at market                         1,461               1,431
 Deferred financing and acquisition charges                         24,795              22,467
 Goodwill                                                           79,873              56,916
 Other assets                                                        4,863               5,102
                                                                  --------            --------

 Total assets                                                     $579,957            $516,647
                                                                  ========            ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:

    Revolving lines of credit                                     $123,556            $ 61,230
    Current portion of long-term debt                                2,198               2,429
    Accounts payable                                                83,089              79,501
    Accrued expenses                                                41,830              38,618
                                                                  --------            --------
       Total current liabilities                                   250,673             181,778

 Revolving lines of credit, long-term                               82,000              82,000
 Long-term debt                                                    146,569             145,279
 Other long-term liabilities                                         4,493               4,493

 Stockholders' equity:
    Common stock                                                       540                 536
    Additional paid-in capital                                     103,575             102,121
    Retained earnings                                                6,168              15,416
    Deferred compensation                                           (2,854)             (3,479)
    Net unrealized loss on equity securities                          (644)               (643)
                                                                  --------            --------
                                                                   106,785             113,951
    Treasury stock,  at cost                                       (10,563)            (10,854)
                                                                  --------            --------
       Total stockholders' equity                                   96,222             103,097
                                                                  --------            --------

Total liabilities and stockholders' equity                        $579,957            $516,647
                                                                  ========            ========

                            See accompanying notes.

                  ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                        SEPTEMBER 30,    OCTOBER 1,    SEPTEMBER 30,    OCTOBER 1,
                                        --------------   ----------    -------------    ----------
                                             1995           1994            1995            1994
                                             -----          -----           -----           -----
  Net sales                                 $175,221       $103,102       $523,480       $303,956
  Cost of sales                              150,845         85,222        455,369        257,789
                                            --------       --------       --------       --------

     Gross profit                             24,376         17,880         68,111         46,167

  Selling, general and
       administrative expenses                18,651          7,572         54,890         22,232
                                            --------       --------       --------       --------
     Operating income                          5,725         10,308         13,221         23,935
                                            --------       --------       --------       --------
  Other expense, net:
     Interest expense                          8,972          5,154         26,075         14,856
     Other, net                                  293            335          2,263          1,289
                                            --------       --------       --------       --------
                                               9,265          5,489         28,338         16,145
                                            --------       --------       --------       --------
  Earnings (loss) before income tax
  expense (benefit)                           (3,540)         4,819        (15,117)         7,790

  Income tax expense (benefit)                (1,337)         1,834         (5,858)         2,960
                                            --------       --------       --------       --------

     Net earnings (loss)                    $ (2,203)      $  2,985       $ (9,259)      $  4,830
                                            ========       ========       ========       ========

  Earnings (loss) per common share:
        Primary                             $  (0.04)      $   0.10       $  (0.19)      $   0.16
                                            ========       ========       ========       ========
        Fully diluted                       $  (0.04)      $   0.09       $  (0.19)      $   0.16
                                            ========       ========       ========       ========

  Weighted average common shares
     outstanding and common stock
     equivalents:
       Primary                                49,107         31,158         48,946         30,681
                                            ========       ========       ========       ========
       Fully diluted                          49,107         44,094         48,946         30,681
                                            ========       ========       ========       ========


                            See accompanying notes.

                  ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                             NINE MONTHS ENDED
                                                                    SEPTEMBER 30,           OCTOBER 1,
                                                                        1995                   1994
                                                                        ----                   ----
 Cash flows from operating activities:
        Net earnings (loss)                                           $ (9,259)              $  4,830

        Adjustments to reconcile net earnings to net cash
             used in operating activities:
               Depreciation and amortization                            10,093                  4,392
               Amortization of deferred compensation                       493                    145
               Gain on sale of marketable securities                        --                 (1,034)
               Other non-cash transactions                                  18                   (367)
               Change in assets and liabilities:
                      Accounts receivable                               16,456                 13,298
                      Inventories                                      (27,957)               (20,014)
                      Prepaid expenses and other assets                 (7,750)                  (151)
                      Cash in escrow                                        --                   (111)
                      Other assets                                      (5,389)                (5,517)
                      Accounts payable                                   3,588                (11,560)
                      Accrued expenses                                  (3,175)                 3,931
                      Income taxes                                      (5,069)                 1,467
                      Deferred income taxes                               (245)                     6
                                                                      --------               --------
               Net cash used in operating activities                   (28,196)               (10,685)
                                                                      --------               --------
 Cash flows from investing activities:
        Additions to property, plant and equipment                     (11,805)               (10,866)
        Acquisitions                                                   (24,399)                (8,042)
        Purchase of marketable securities                                   --                 (5,077)
                                                                      --------               --------
               Net cash used in investing activities                   (36,204)               (23,985)
                                                                      --------               --------
 Cash flows from financing activities:
        Net change in revolving lines of credit                         62,326                 10,376
        Proceeds from issuance of long term debt                         2,552                     --
        Principal payments of long term debt                            (1,498)                (2,947)
        Payments related to the issuance of long term debt                  --                 (7,000)
        Debt refinancing cost incurred                                    (477)                (1,022)
        Additions to borrowings                                             --                     --
        Cumulative translation adjustments                                 127                   (126)
        Purchase of treasury stock                                          --                   (114)
        Proceeds from exercise of stock warrants                           120                  1,017
                                                                      --------               --------
               Net cash provided by financing activities                63,150                    184
                                                                      --------               --------
 Net decrease in cash and cash equivalents                              (1,250)               (34,486)

 Cash and cash equivalents, beginning of period                          6,378                 37,410
                                                                      --------               --------
 Cash and cash equivalents, end of period                             $  5,128               $  2,924
                                                                      ========               ========




                            See accompanying notes.

                 ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)


1.  INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the most recent annual audited financial statements of the Company. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of September 30, 1995, and the results of operations and its cash flows for the nine months then ended. Such adjustments were of a normal recurring nature.

         The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, the results of operations for the three and nine months ended September 30, 1995 and October 1, 1994 are not necessarily indicative of the results which may be expected for the full year.


2.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                  Nine months ended
                                                                            September 30,     October 1,
                                                                                1995             1994
                                                                                ----             ----
 Supplemental disclosures of cash flow information:
 (in thousands)
          Cash paid for:
                  Interest                                                     $16,694          $13,378
                                                                               =======          =======

                 Income taxes                                                  $   737          $ 1,451
                                                                               =======          =======


 Supplemental schedule of non-cash investing
      and financing activities:
             Common stock contributed to ESOP                                  $    --          $   776
             Shares leveraged to purchase common stock for ESOP                     --              478
             Treasury stock retired                                                 --            3,191
             Purchase of marketable securities on margin                            --            1,838
             Sale of marketable securities in exchange for note receivable          --            5,887
             Exchange of common stock for minority interest of ISF                  --            1,308
             Exchange of common stock for assets of MZH                          1,500               --

 Acquisitions of businesses:
             Fair value of assets acquired                                     $27,902          $11,687
             Issuance of common stock                                            1,500            2,500
             Cash paid                                                          21,478            8,042
                                                                               -------          -------
             Liabilities assumed                                               $ 4,924          $ 1,145
                                                                               =======          =======

                  ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


3.  INVENTORIES

         At September 30, 1995 and December 31, 1994, inventories consisted of:
           (in thousands)

                                                    September 30, 1995                   December 31, 1994
                                                    ------------------                   -----------------
                     Raw materials                        $ 62,120                            $ 57,902
                     Work in process                         9,995                               8,604
                     Finished goods                        113,507                              84,350
                                                          --------                            --------
                        Total inventory                   $185,622                            $150,856
                                                          ========                            ========



4.      FINANCIAL REPORTING PERIOD

        For comparative purposes the quarter ending September 30, 1995 is consistent with the same period ending October 1, 1994. The Company prepares its financial statements on thirteen (13) week quarters comprised of two four-week periods and one five-week period.

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

        In April 1995, the Company, finalized the acquisition of certain assets and the business of MZH, Inc. ("MZH"), a manufacturer and marketer of sleeping bags. MZH had revenues of approximately $28 million in 1994. The purchase price included $21.5 million in cash, 400,000 shares of the Company's Common Stock valued at $1.5 million, and the assumption of certain liabilities.

6.      COMMITMENTS AND CONTINGENCIES

        In connection with the acquisition of American, the Company granted a price guarantee for the 606,061 shares issued. The seller is guaranteed a price of $4.125 per share by the Company. In the event the seller sells the shares at a price below $4.125, the Company may be required to pay to the seller the difference between the price received and $4.125 per share. Any such payment would result in an increase to goodwill.

        In connection with the acquisition of MZH, the Company granted a price guarantee for the 400,000 shares issued. The seller is guaranteed a price of $3.75 per share by the Company. In the event the seller sells the shares at a price below $3.75, the Company may be required to pay to the seller the difference between the price received and $3.75 per share. Any such payment would result in an increase to goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

                Net sales ("sales") increased $72.1 million or 70% and $219.5 million or 72% in the third quarter and first nine months of 1995, respectively, compared to the third quarter and first nine months of 1994. These increases were due primarily to the acquisition of Diversified Products Corporation ("DP"), Hutch Sports USA, Inc. ("Hutch"), Nelson/Weather-Rite, Inc. ("Nelson/Weather-Rite"), and Willow Hosiery Company, Inc. ("Willow"), (defined collectively as the "Sports Subsidiaries"), from The Actava Group Inc. in December 1994. The Sports Subsidiaries were responsible for sales of approximately $61 million in the third quarter of 1995 and $190 million in the nine months ended September 30, 1995. The operations of MZH, Inc. ("MZH"), which were acquired by the Company in April of 1995, contributed $8.9 million to third quarter sales and $20.2 million to sales for the nine months ended September 30, 1995. In addition, toy sales were up 20% from the first nine months of 1994 to the first nine months of 1995. Approximately 73% of the 20% increase in toy sales was due to the acquisition of the assets of American Playworld, Inc. in March 1994 and approximately 19% of the 20% increase in toy sales was due to an increase in swingset sales.

                Gross profit increased $6.5 million or 36% and $21.9 million or 48% in the third quarter and first nine months of 1995, respectively, compared to the third quarter and first nine months of 1994, primarily resulting from higher sales volume. Gross profit, expressed as a percent of sales, was 13.9% in the third quarter of 1995 and 13.0% in the first nine months of 1995 versus 17.3% and 15.2%, respectively, for the same periods in 1994. These decreases in gross profit percentages are the result of increased material costs related to cardboard, plastics and steel, price commitments under various program buying by various retailers, and a limited ability to pass along these increased costs due to domestic and foreign competition in the bicycle and fitness markets. The Company has implemented a series of price increases that began positively impacting gross profit in the third quarter. A second round of price increases on the Company's bicycle line was effective in July 1995 and the Company implemented price increases on the lowest margin fitness product lines in August 1995. Gross profit, expressed as a percent of sales, increased from 11.5% in the second quarter of 1995 to 13.9% in the third quarter of 1995.

                Selling, general and administrative expenses, expressed as a percent of sales, were 10.6% in the third quarter of 1995 and 10.5% in the first nine months of 1995 versus 7.3% and 7.3%, respectively, for the same periods in 1994. This increase was due to higher selling, general and administrative expenses associated with sales by the Sports Subsidiaries. Prior to their acquisition by the Company, selling, general and administrative expenses of the Sports Subsidiaries as a percentage of their sales had been approximately 13%. Total selling, general and administrative expenses increased $11.1 million and $32.7 million in the third quarter and first nine months of 1995, respectively, compared to the third quarter and first nine months of 1994, primarily as a result of volume related expenses such as commissions and product warranty expense.

                Interest expense for the three and nine months ended September 30, 1995 was $9.0 million and $26.1 million, respectively, increases of $3.8 million and $11.2 million from the same periods in 1994. The increase is due to an increase in the prime rate of interest, which was approximately 7.25% for the first nine months of 1994 and approximately 9% for the first nine months of 1995, on which the Company's revolving line of credit is based, higher working capital necessary to support the 72% increase in sales, and the approximately $60 million of debt assumed in connection with the acquisition of the Sports Subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)

                The Company has recorded a tax benefit of $5,858,000 in the first nine months of 1995, representing an effective tax rate of approximately 39%. This represents the Company's best estimate of the 1995 effective rate. The effective rate recognized in the first nine months of 1994 was 38%.

         LIQUIDITY AND CAPITAL RESOURCES

                Historically, the Company's working capital has been obtained primarily from internally generated funds and revolving lines of credit from banks. On a consolidated basis, during the first nine months of 1995, the Company's operations utilized cash flow of approximately $28.2 million, primarily due to the build-up of inventories. The seasonal nature of the Company's sales imposes fluctuating demands on its cash flow due to the temporary buildup of inventories in anticipation of, and receivables subsequent to, the peak seasonal period, which historically has occurred around November of each year. Cash of $11.8 million was used in capital expenditures during the first nine months of 1995.

                The Company entered into a Loan and Security Agreement (the "Revolver") in December 1994, which included the operating subsidiaries as borrowers. The Revolver was amended in September 1995, providing for borrowings of up to $300 million, subject to restrictions on borrowings pursuant to certain covenants in the indenture, as amended, for the Company's 11.75% Senior Subordinated Notes due 2002 (the "Notes"). Interest is calculated at the prime rate, as defined, plus 0.75% and includes a LIBOR option which equals LIBOR plus 2.75%. The amended Revolver is for a three year term maturing in September 1998 and provides for borrowings based on certain inventories, accounts receivable and capital expenditures as well as funding for the Company's structured accounts receivable subsidiary.

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

                The Notes and Debentures are obligations of the Company and the ability of the Company to meet its debt service obligations is dependent on the ability of its subsidiaries to generate funds from operations sufficient to meet their respective debt service and other obligations and, second, to pay or distribute amounts to the Company sufficient to enable it to meet its debt service and other obligations. The Revolver restricts, with limited exceptions, distributions, dividends and payments to the Company, but, in each case, permit dividends and interest on intercompany loans to be paid to the Company for the purpose of making interest payments on the Notes and Debentures so long as the relevant subsidiary is not in default under the Revolver.

                At September 30, 1995, the Company, on a consolidated basis, had stockholders' equity of $96.2 million versus $103.1 million at December 31, 1994. Management believes that the Company's financing arrangements and anticipated cash flow during 1995 are adequate to provide the funds necessary to support operations and to permit the Company to meet its obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)

         INFLATION AND FOREIGN CURRENCY FLUCTUATIONS

                Increases in the materials price of plastics, cardboard and steel had a negative impact on the Company's results of operations for the first nine months of 1995 and on the industries in which the Company competes in general. The manner in which sales programs are set causes a delay in price adjustments which would pass some or all of these increased costs on to the Company's customers. Although no assurance can be given, management believes the adverse impact on the Company's results of operations for 1995 of increased materials cost will be substantially mitigated for future periods through offsetting sales price increases implemented during the first nine months of 1995. Although the Company's management does not currently anticipate further material increases in materials costs, in the event of further material increases in materials costs, the Company's future results of operations could again be adversely affected.

                Foreign currency fluctuations did not materially affect the Company's operations during the third quarter or the nine months ended September 30, 1995.

Part II.         OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K.

           a) Exhibits:
                 11 - Computation of Per Share Earnings
                 27 - Financial Data Schedule (submitted in electronic form to
                      SEC only)

           b) Reports on Form 8-K.
                 On October 18, 1995, the Company filed a Current report on Form 8-K announcing that the Company had amended and restated its Loan and Security Agreement, to, among other things, increase the facility to $300 million.

                                  SIGNATURE

         Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ROADMASTER INDUSTRIES, INC.


         Dated:  November 14, 1995       By: /s/ Charles E. Sanders
               -------------------           ----------------------------------
                                         Secretary, Principal Financial Officer

                              INDEX TO EXHIBITS


         Exhibit                                                                                   Page
         Number                          Description                                              Number
         ------                          -----------                                              ------
         11(a)   -        Computation of Per Share Earnings, Three Months
                          Ended September 30, 1995 and October 1, 1994                             13
         11(b)   -        Computation of Per Share Earnings, Nine Months
                          Ended September 30, 1995 and October 1, 1994                             14
         27      -        Financial Data Schedule (submitted in electronic form to SEC only)       N/A