Form 10-K405
period 1995-12-31
ROADMASTER INDUSTRIES INC
filed 1996-04-01
CIK 818350

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES ACT OF 1934 (FEE REQUIRED)

For the Fiscal Year Ended December 31, 1995       Commission File Number 0-16482

                          ROADMASTER INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in its Charter)


                  Delaware                                 84-105239
      -------------------------------                      ---------
      (State or other jurisdiction of          (IRS Employer Identification No.)
       Incorporation or Organization)

                              250 Spring Street NW
                             Atlanta, Georgia 30303
          ------------------------------------------------------------
          (Address of Principal Executive Offices, including Zip Code) Registrant's telephone number, including area code: (404) 586-9000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

           Title of Each Class         Name of each exchange on which registered
           -------------------         -----------------------------------------
       Common stock, $.01 par value             New York Stock Exchange
       8% Convertible Subordinated
           Debentures Due 2003                  New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                              ---       ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock of the Registrant held by nonaffiliates as of March 21, 1996 was $87,233,000 based on the closing sales price of $2.00 on the New York Stock Exchange. For purposes of this response only, all executive officers, directors and Equitex Inc. are "affiliates" of the Registrant.

         The number of shares outstanding of the Registrant's $.01 par value common stock at March 21, 1996 was 49,801,929.

                      DOCUMENTS INCORPORATED BY REFERENCES

         Portions of the proxy statement (to be filed pursuant to Regulation
14A) for its annual meeting of stockholders scheduled for June 12, 1996 are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

         Roadmaster Industries, Inc. (the "Company" or "Roadmaster" or "RMI"), through its operating subsidiaries, is one of the largest manufacturers of bicycles and a leading manufacturer of fitness equipment and toy products in the United States. The Company's major product lines consist of bicycles for the adult, teen and juvenile markets, fitness equipment, including stationary aerobic equipment, multi-station weight systems and benches, toy products such as tricycles, wagons, toy horses, bulk plastic toys, sleds and swing sets and hosiery and team sports equipment. The Company markets its products, primarily through mass merchandisers, under well established trade names with widespread consumer recognition and long operating histories, including Roadmaster(R)
(1935), Vitamaster(R) (1950), Flexible Flyer(R) (1889), American Playworld(R)
(1983), MacGregor(R) (1870), DP(R) (1953), Hutch(R) (1906), Reach(R) (1960) and
Forster(R) (1988). In 1995, the Company had sales greater than $10 million each to 11 leading mass merchandisers, including Toys "R" Us, Inc. ("Toys "R" Us"); Wal-Mart Stores, Inc. ("Wal-Mart") and Target Stores, Inc. ("Target"). The Company has received several Vendor of the Year awards in the last couple of years from mass merchandisers, including Toys "R" Us, Wal-Mart, Target, Sears Canada, Shopko and Pamida.

         The Company has developed successful relationships with mass merchandisers by providing a low cost product that management believes is differentiated from the competition based on superior features, and by supplying just-in-time inventory with proven reliability. Low costs are achieved through modern and efficient manufacturing facilities, low selling, general and administrative costs, and an experienced workforce. Savings from manufacturing are reinvested into higher quality componentry for Company products, thus providing a higher value product at a competitive cost. The Company emphasizes quality through strict design criteria to ensure high standards for all its products and believes that its return rates generally are among the lowest in the industry. In addition, the Company has developed flexible and efficient manufacturing operations that enable it to shift production runs to match demand.

         The Company has achieved significant sales growth during the last several years. Since 1990, total sales have increased approximately 377%, from $153.1 million in 1990 to $730.9 million in 1995. The increase is due to a combination of increased sales in the Company's existing product lines, particularly in its core bicycle business, and the sales contributed by recent acquisitions, most notably the sporting goods subsidiaries acquired from The Actava Group Inc. ("Actava") in December 1994. Total sales for the year ended December 31, 1995 increased approximately 60% from the year ended December 31, 1994.

         The Company, formed on June 1, 1987, acquired Roadmaster Corporation ("RMC"), a manufacturer of bicycles, fitness equipment and junior products, on August 10, 1987. On August 31, 1988, the Company acquired Ajay Enterprises Corporation, a manufacturer of fitness equipment and sports accessories which it subsequently merged with RMC. In June 1989, RMC sold its sports product line to Ajay Sports, Inc. ("Ajay Sports") and its wholly-owned subsidiary Ajay Leisure, Inc., the sale of which was not recorded for financial statement purposes until May 1992. In September 1993, the Company acquired certain assets of the Flexible Flyer Company ("Flexible Flyer"), a manufacturer of a variety of toy products. In September 1993, the Company, in a separate transaction, also acquired all of the capital stock of Flexible Flyer Europe, Ltd. (now "Roadmaster Limited"), a United Kingdom company and distributor of Flexible Flyer products which now distributes the Company's products in Europe. In October 1993, RMC entered into a distribution agreement with MacGregor Sports Products, Inc., a wholly-owned subsidiary of MacGregor Sports and Fitness, Inc., a publicly-held company engaged in the business of marketing and distributing a broad range of sports, recreational and fitness products under the MacGregor trademark. Pursuant to such distribution agreement, RMC became the exclusive worldwide distributor of MacGregor(TM) brand baseball, softball, basketball, football, soccer, hockey, volleyball, racquet sports and other products, for a term of five years, with a five-year renewal option. In early 1994, the Company consolidated several of its operating subsidiaries, including Flexible Flyer, Inc. with its RMC subsidiary.

In February 1994, the Company acquired substantially all the assets of American Playworld, Inc., a leading manufacturer of trampolines distributed mainly to mass merchants. American Playworld's operations are now conducted by RMC. On December 6, 1994, the Company acquired Diversified Products Corporation ("DP"), Nelson/Weather-Rite, Inc. ("Nelson/Weather-Rite"), Willow Hosiery Company, Inc. ("Willow") and Hutch Sports USA, Inc. ("Hutch") (collectively referred to as the "Sports Subsidiaries") from Actava. On March 23, 1995, Hutch acquired the sporting goods division of Forster Manufacturing Company ("Forster"). The Forster product categories acquired include various backyard and lawn games, including croquet, bocce ball, and volleyball. On April 28, 1995, Nelson/Weather-Rite finalized the acquisition of certain assets and the business of MZH, Inc. ("MZH"), a manufacturer and marketer of sleeping bags. The Company's financial statements include the operations of its camping subsidiary, Nelson/Weather-Rite from December 6, 1994 through December 31, 1995. Substantially all of Nelson/Weather-Rite's assets were sold on March 8, 1996 to Brunswick Corporation ("Brunswick") for $120 million in cash and the assumption of certain liabilities. The net proceeds of such sale were applied to reduce outstanding indebtedness. As a result of such divestiture, the manufacturing and distribution of camping products is no longer a material portion of the Company's business.

         The Company's principal executive offices are located at 250 Spring Street NW, Suite 3 South, Atlanta, Georgia 30303 and its telephone number is
(404) 586-9000. The Company is incorporated under Delaware law.

PRODUCTS

         Bicycle Products. In recent years, sales of bicycles have increased primarily as a result of favorable social and demographic factors. Bicycling continues to rank as one of the most popular leisure time activities in the United States. Social factors behind this trend include increased consciousness of health, fitness and appearance. Demographic trends in the United States also favor strong bicycle sales. In particular, the post-war "baby boom" generation is a prime bicycle user group. According to the Bicycle Manufacturers' Association ("BMA"), an industry trade group comprised of the Company, Huffy Corporation ("Huffy") and Murray-Ohio Manufacturing Company ("Murray"), total bicycle industry sales have increased 6% from 1991 to 1995. During such period, the Company's sales growth for bicycles has been 192%.

         Roadmaster's line of bicycles includes virtually all types and sizes of bicycles for the juvenile, teen and adult markets and consists of numerous models which differ by frame style, size, gearing, braking systems, components, graphics and color. Models include both motocross-style bicycles and "high-rise" types, aimed primarily at juveniles, and a broad selection of all-terrain bicycles ("ATBs"). Roadmaster currently focuses its efforts on ATBs, which the BMA estimates accounted for approximately 54% of the bicycles sold in the United States in 1995. The most recent introductions to its bicycle product line are "dual-suspension" and oversized frame bicycles in the 26 inch ATB category and the expansion of the Motocyke(TM) line of 12, 16 and 20 inch bicycles ("sidewalk bicycles"). Management believes Roadmaster's line of sidewalk bicycles are among the most significant sellers in such bicycle products category.

         Fitness Products. Sales of fitness equipment (including free weights and benches, multi-station weight systems, skiers, stair steppers, stationary exercise bikes and treadmills) in the United States have grown significantly as a consequence of increased consciousness of health, fitness and appearance and often benefit from the same demographic and social factors that positively affect bicycle sales. According to the National Sporting Goods Association ("NSGA"), a trade association, wholesale sales of exercise equipment in the United States market grew by an estimated 6% in 1995 to a total estimated market size of $1.935 billion. Sales of the Company's fitness products increased 57% in 1995 compared to 1994 due to increased sales of infomercial and Body By Jake(R) products and sales attributable to the acquisition of DP.

         Today, Roadmaster is a leading domestic manufacturer of a variety of fitness equipment such as stationary exercise bicycles, treadmills, weight benches, stack weight and other resistance systems, specialty fitness items, ski machines and stair steppers. The Company's exercise and fitness equipment is sold primarily under the Vitamaster(R) and DP(R) names.

         In 1995, Roadmaster broadened its fitness distribution channels by placing increased emphasis on television infomercials and television home shopping programs including the Home Shopping Network. Management believes the rollout of new products in this format increases consumer awareness of the Company's products and provides benefits of additional distribution along with "as seen on TV" advertising campaigns for the mass merchandisers. The Body By Jake(R), AB and Back Plus(TM) product and infomercial were selected as the Best Infomercial Product of the Year (1995) and the Best Infomercial of the Year, respectively, by the National Infomercial Marketing Association ("NIMA").

         Toys. The Company's toy products are composed of many different kinds of products, including metal and plastic tricycles, preschool "foot-to-floor" ride-ons, wagons, 10 inch "junior" sidewalk bikes, snow sleds, plastic snow toys, swingsets, trampolines, toy horses and bulk plastic toys. The Company also manufactures and sells a variety of table and decorative lamps focusing on the children's market, such as decorative lamps employing licensed rights to various themes and characters of Disney Enterprises, Inc. ("Disney"). See "LICENSING" below for additional discussion.

         Toy product categories in which the Company competes, which comprise only a portion of the total toy products market, accounted for approximately $315 million in wholesale sales in 1995 according to management's estimates. In addition, the Company estimates there were $127 million in wholesale sales of residential metal swing sets and gym sets and over $525 million in bulk plastic toys in 1995. Demographic trends in the United States continue to support strong sales of toy products as the number of children who are prime users of toy products remain at relatively high levels on a historical basis.

         The Company is a leading domestic manufacturer and distributor of tricycles, wagons, 10 inch sidewalk bikes, swing sets, toy horses, trampolines, traditional wood and steel sleds and other toy products. The overall growth in the toy line has been the result of increases in its market share for traditional products including metal tricycles, metal swingsets, wagons and ride-ons, as well as the introduction of new products.

         In 1995, the Company introduced a number of new and innovative toy products including: the Prodigy Swing System(TM); Bounce-A-Round See-Saw(TM); Sand Dune Rally(TM) sandbox; Having a Ball(TM) ball cage; 8' Junior All Pro Trampoline; Wave, Wiggle and Roll(TM) tricycles; Ready-Set-Grow(TM) ride-on; Shark Snow Board(TM) and Sno-Kat(TM) sled. New product introductions represented 9.1% of total toy sales in 1995 and accounted for 53.5% of the $15.6 million increase in total sales for toys from 1994 to 1995. Products introduced both capitalize on the Company's strong brand names, including Roadmaster(R), Flexible Flyer(R), American Playworld(R) and PlaySafe(TM) and provided further line extensions to the wide range of toy categories in which the Company competes.

         Camping. Subsequent to its acquisition of the Sports Subsidiaries, the Company, through its Nelson/Weather-Rite subsidiary, was a leading supplier of outdoor and camping equipment to mass merchandisers and specialty stores.

         In 1995, Nelson/Weather-Rite expanded its product line by acquiring MZH, a manufacturer and marketer of sleeping bags. See Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" for a further description of the MZH acquisition.

         Nelson/Weather-Rite continued to perform well during 1995 growing revenues 50.8% and more than doubling operating profits. Excluding the acquisition of MZH, Nelson/Weather-Rite's operating profit increase was approximately 50.9% on a 7.1% increase in revenues. Nelson/Weather-Rite contributed $96.4 million in sales for 1995 and $3.2 million in net income for the year then ended.

         In order to reduce the Company's substantial indebtedness, the Company decided to divest its camping operations based on anticipated realizable values for such operations. Subsequent to year end, on January 22, 1996, the Company entered into an agreement to sell Nelson/Weather-Rite to Brunswick for cash consideration of $120 million and the assumption of certain liabilities. Such transaction was consummated on March 8, 1996. See Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" for a further discussion of the sale.

         Other Products. The Company also markets and distributes a line of team sports and hosiery products through its Hutch and Willow subsidiaries, respectively.

         Hutch is a national marketer and distributor of products for team sports and is an official licensee for The National Football League ("NFL"), The National Basketball Association ("NBA"), The National Hockey League ("NHL"), Major League Baseball ("MLB") and various colleges. Its major product lines include basketballs, footballs, baseballs, baseball gloves and football outfits. Hutch markets its products under both the Hutch(R) and MacGregor(R) brands. The MacGregor(R) products are marketed under Roadmaster's Distribution Agreement with MacGregor Sports Products, Inc. signed in October 1993. Hutch employs similar distribution channels to Roadmaster.

         In March 1995, Hutch acquired the sporting goods division of Forster Manufacturing Company. The product categories acquired include various backyard and lawn games, including croquet, bocce ball, and volleyball. The Forster products contributed $6.8 million in sales in 1995.

         Willow has a nationally distributed line of hosiery and is a licensee for the NFL, Keds(R) and Pro Keds(R), as well as various colleges and universities. Willow's products are manufactured to specification by hosiery manufacturers located in the southeastern United States. Like Hutch, Willow employs distribution channels similar to the Company's other operating subsidiaries. During the second quarter of 1995, the operations of Willow were consolidated with those of Hutch at one location in Erlanger, Kentucky.

LICENSING

         In tandem with its product and design innovation efforts, the Company and its subsidiaries are licensees of numerous heavily promoted trademarked themes which are used to support sales of toys, children's lighting products, fitness products, team sports products, and certain hosiery lines. Characters from popular television programs and feature films, and professional team and college logos, frequently are added to increase consumer appeal. Usually, a royalty is paid to the licensor based on a negotiated fixed percentage of sales.

         The Company or its subsidiaries have various license agreements with Disney(TM) to utilize various character names and depictions such as Mickey and Minnie , Pocohontas(TM), and Gargoyles(TM) on Company products such as tricycles, sidewalk bikes, action riders, wagons and children's lamps. Such licenses, which expire at various dates through June 1997, provide for royalties based on a negotiated percentage of sales and provide for guaranteed minimum royalties with royalty payments payable quarterly. Although such licenses are generally non-exclusive, the Disney trademarks typically have not been licensed to competitors of the Company. The Company has always been able to obtain renewals of its license rights with Disney. The Company also has licenses to utilize the Barbie(R) and Precious Moments(R) characters for use with its children's lamps. These licenses expire at separate times through December 1996. While no assurances can be given, the Company expects to maintain, and is seeking to expand, its license rights to certain other popular children's themes and characters.

         The Company utilizes certain endorsement and license agreements for use with its fitness marketing programs. These agreements include both print and television promotions as well as personal appearances of certain "sports celebrities" to promote the Company's products. Current agreements include agreements with Body By Jake Licensing Corporation, Pro Group, Inc. and Thighmaster Corporation. These agreements expire at various times through December 1998.

         Hutch is an official licensee for the NFL, NBA, NHL, MLB and various colleges. Hutch also has agreements with Glenn Robinson and Chris Mullin of the NBA to use their names in endorsing their products. Willow is a licensee for the NFL, Keds(R), Pro Keds(R) and various colleges. Current licenses for Hutch and Willow expire at various times through October 1997.

MANUFACTURING

         The Company's manufacturing operations primarily employ a focused factory approach utilizing individual "manufacturing cells". Like a factory within a factory, each manufacturing cell supports an entire product line from welding to packaging. This approach allows a flexible response to both increases in demand and changing seasonal product mix and has allowed the Company to acquire a reputation as a proven, reliable supplier of just-in-time inventory. The ability to rapidly respond to changing demands and to produce products just-in-time minimizes the Company's risk of over production and inventory obsolescence. Roadmaster manufactures children's bicycles, sidewalk bikes, toy products, stationary exercise bikes and free weights at its manufacturing facilities in Olney, Illinois; adult bicycles at its facilities in Delavan, Wisconsin and Effingham, Illinois. Lighting products are manufactured at the Company's facilities in Kansas City and North Kansas City, Missouri. Trampolines and related products are manufactured at the Company's facility in Ogden, Utah. The Company's facility located in Opelika, Alabama, manufactures DP and Vitamaster fitness products, as well as mountain bikes.

         The Company's facility located in West Point, Mississippi, manufactures traditional Flexible Flyer products as well as a number of new toy products. Flexible Flyer's plastic molding capacity has allowed the Company to expand its toy products lines into a variety of molded plastic toys. During 1995, the Company added additional plastic molding capacity thereby decreasing its dependency on outside parties for certain plastic parts.

         The Company previously manufactured treadmills, swing sets and certain fitness equipment at a facility in Tyler, Texas. During the year, the Company realigned certain fitness operations by moving production of weight systems, weight benches, stair steppers, ski machines and specialty fitness products from the Tyler facility to Opelika. In December 1995, the Company announced plans to close its Tyler facility and consolidate its remaining Tyler operations into the Opelika facility. The Company also is relocating its stationary exercise bikes production from the Olney facility to Opelika with a corresponding transfer of Opelika's mountain bike production to Olney. These actions are designed to reduce certain fixed costs as well as streamline and focus operational activities along product categories. This restructuring of operations is expected to be finished by mid-year 1996. See Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" for a further discussion of the restructuring.

         Basic materials used by Roadmaster are purchased primarily from domestic sources. Certain component parts (such as bicycle tires and derailleurs) are currently obtainable on an economically feasible basis only from foreign suppliers and, therefore, are subject to changes in price as a result of changes in foreign currencies against the U.S. dollar. Final production of the Company's bicycle products occurs at facilities located in the United States. Alternative domestic and/or foreign sources are available for raw materials and components, and the Company anticipates no significant difficulty in obtaining raw materials or components.

CAPITAL IMPROVEMENTS AND EXPANSION

         The Company's capital expansion plans contemplate the investment of up to approximately $25 million for plant and capital improvements of its businesses over the next two years. The Company believes that less than half of that amount is necessary to maintain production facilities. The majority of these planned expenditures include projects to integrate and streamline the Opelika facility; tooling for new products, machinery and equipment for cost reductions; and equipment upgrades. The Company analyzes each of its investment projects to seek to ensure that the investment yields acceptable returns and is in accordance with the Company's current and future growth plans. See "PROPERTIES," and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS LIQUIDITY AND CAPITAL RESOURCES."

DISTRIBUTION AND MARKETING

         There are two principal channels of bicycle distribution in the United
States: mass merchandisers and specialty bicycle shops. Management estimates that specialty shops account for approximately 20% of bicycles sold in the United States and mass merchandisers, which primarily sell popular-priced models, account for approximately 80% of the bicycles sold. In general, specialty bicycle shops and mass merchandisers are not in direct competition. Roadmaster's bicycles are sold primarily to mass merchandisers. Fitness products are marketed primarily to mass merchants and through direct marketing channels, including television infomercials. Toys are marketed to mass market retailers, discount department stores and large chain toy stores. Team sports and hosiery products employ similar distribution channels as bicycles and toys, including distribution to mass merchandisers and discount department stores.

         Roadmaster maintains showrooms in New York, New York; Delavan, Wisconsin; Olney, Illinois; Opelika, Alabama; and Atlanta, Georgia, and sponsors promotional events such as the annual Little 500 bike race at Indiana University in Bloomington, Indiana. The Company participates in trade shows, advertises in trade publications and supplies large numbers of catalogs to retail trade groups and consumers.

         Roadmaster advertises its products with "point of purchase" materials and has both print and TV media advertising campaigns to emphasize its products including the Motocyke line of childrens bikes and PlaySafe line of swing sets. The Company also advertises certain fitness products through the "infomercial" format. See "PRODUCTS, FITNESS" for a discussion of the Company's infomercial programs.

         Due to the relatively short period of time between placement of orders for products and shipments, the Company normally does not consider its open orders to be significant to its business. Because of rapid delivery requirements of its customers, the Company does maintain certain quantities of finished goods inventories to respond to short notice demand and to provide high service levels to its customers. However, since some of Roadmaster's customers also share point of sale information through Electronic Data Interchange ("EDI") with the Company, management believes the Company is able to adequately project its customers' requirements, limit its inventory levels and reduce its exposure to inventory obsolescence. The Company either ships products directly from its plants or, in the case of imported products, arranges for direct container shipments to certain U.S. ports designated by customers for pickup.

         The Company presently distributes and markets a broad range of recreation and fitness products in Canada. The majority of the products distributed in Canada are manufactured by Roadmaster, with the remainder sourced from other suppliers. In addition, the Company currently distributes a variety of products in Europe and Asia. Products distributed in Europe and Asia are manufactured by the Company or by third parties in the United Kingdom. International sales in 1995 accounted for 4.3% of the consolidated net sales of the Company versus 4.0% of net sales for the prior fiscal year. The Company intends to continue increasing its international sales by expanding its distribution channels in Canada, Europe and Asia.

CUSTOMERS

         In 1995, the Company had sales greater than $10 million each to 11 leading mass merchandisers. Wal-Mart, Toys "R" Us, K-Mart and Sears collectively accounted for 42.9% and 49.7%, of the Company's total sales in 1995 and 1994, respectively. One of these customers, Wal-Mart, accounted for 26.2% and 28.2% of total sales in 1995 and 1994, respectively. Other than Wal-Mart, no other customer accounted for more than 10% of the Company's sales in 1995 and 1994. The loss of, or a material reduction in, business from any of these customers could adversely affect the Company's business.

COMPETITION

         All of the Company's businesses are extremely competitive. Roadmaster competes primarily on the basis of just-in-time delivery, production innovation, consistent quality control and price. Roadmaster competes in the bicycle market with domestic manufacturers Huffy and Murray. Roadmaster also competes with various distributors of imported bikes produced primarily in China, Taiwan and Korea. The market share of imported bikes sold in the United States was approximately 59% of total units sold in 1987 compared to approximately 45% of total units in 1995.

         The BMA on behalf of its members, Roadmaster, Huffy and Murray, filed a petition on April 5, 1995, with the United States International Trade
Commission ("ITC") regarding the import of bicycles from China that are allegedly sold in the United States at less than fair value. The Company has completed various questionnaires from the ITC and is waiting for a determination on the case. No assurances can be given regarding the ultimate timing and extent of a positive or negative determination from the ITC regarding this case. See Item 3. "LEGAL PROCEEDINGS".

         Roadmaster competes in the fitness equipment market with domestic companies such as ICON Health and Fitness, Inc. and importers of foreign sourced products.

         In the toy products category, the Company competes with a number of competitors, including the Rubbermaid Corporation and Mattel, Inc. Some of the Company's competitors may have substantially greater financial resources than the Company.

         Imports of low cost bicycles, toy products and fitness equipment have subjected domestic producers to price competition, especially over the past five years, and have created price sensitivity. Imports constitute a significant source of competition for Roadmaster because the vast majority of the imports continue to be distributed to major national and regional mass merchandisers including Roadmaster's major existing customers.

PATENTS AND TRADEMARKS

         The Roadmaster(R) trademark, registered in the United States and other countries, is important to the Company's business and has been in continuous use since 1935 in the United States. Roadmaster's toys and bicycle products are sold primarily under the Roadmaster(R) and Flexible Flyer(R) brand names. Flexible Flyer(R), one of the Company's most recognizable brand names, dates back to 1889. Most of Roadmaster's fitness products are sold under the Vitamaster(R) and DP(R) brand names, which have been in use since the early 1950s and 1960s, respectively. Tradenames used to market the Company's team sports products include Hutch(R), MacGregor(R), Reach(R) and Forster(R).

         The Company owns numerous patents and trademarks. The Company believes that the loss of any of its patents and trademarks (other than the Roadmaster(R), DP(R), Vitamaster(R), and Flexible Flyer(R) trademarks) would not have a material adverse effect on its business. Both international patent and trademark protection will be expanded as the Company's international sales activities are expanded.

EMPLOYEES

         The Company and its subsidiaries have approximately 5,700 employees of which approximately 2,000 are represented by various trade unions. Substantially all of the Company's corporate services are provided by its subsidiaries, primarily by Roadmaster. Management believes the Company's relations with its employees are good and does not anticipate material labor problems; however, in the event of a strike or work stoppage at one or more of its facilities, the strike or work stoppage, depending on its duration and magnitude, could result in a disruption of the Company's operations and have a material adverse effect on its financial condition or results of operations.

TERMINATION OF SHAREHOLDER'S AGREEMENT

         The Company, Mr. Fong and Mr. Shake were parties to a shareholders' agreement (such agreement hereinafter the "Shareholders' Agreement") with Metromedia International Group, Inc. ("Metromedia"), as successor by merger to Actava, entered into on December 6, 1994 in connection with the acquisition by the Company from Actava all of the issued and outstanding capital stock of the Sports Subsidiaries. The Shareholders' Agreement obligated each party thereto to use their best efforts to cause the nomination and election of persons designated by the Company and Actava, respectively, to the Company's Board of Directors. Pursuant to the Shareholders' Agreement, Messrs. Fong, Shake, Conti, Rand and Bradley initially were designated by the Company and Messrs. Phillips, Long, Marshall and Sanders were designated by Actava. Such Shareholders' Agreement terminated on or about March 31, 1996.

ITEM 2. PROPERTIES

         The Company's major manufacturing and distribution sites are described below. In addition, the Company owns or leases other facilities consisting primarily of warehouse space. The Company's largest facility was acquired with DP in 1994 and is located on a 121 acre site in Opelika, Alabama. It consists of approximately 1,000,000 square feet of modern manufacturing and warehouse space. Treadmills, fitness systems, fitness cycles and bicycles are manufactured at this facility.

         The Company's first factory was built in 1962 on a 122 acre site in Olney, Illinois. After many additions and modernizations, it is currently a 720,000 square foot facility that houses administration, manufacturing, warehouse and showroom space. This facility is served by rail and is readily accessible from several interstate highways. The Company manufactures children's bicycles, sidewalk bikes, tricycles, children's ride-ons, wagons, toy products and stationary exercise bikes at this facility.

         The Company's weight filling operation is located in a 40,000 square foot leased facility in Olney, Illinois.

         In 1989, Roadmaster purchased a 16,000 square foot facility in Olney, located adjacent to its primary manufacturing facility. This facility houses the Company's 6,000 square foot Design and Development Center. A 17,000 square foot warehouse was added to this facility in 1989.

         The Company leases 72,000 square feet of space in Effingham, Illinois as a satellite manufacturing facility which the Company utilizes to manufacture bicycles. The plant became operational in September 1993.

         Roadmaster owns a manufacturing facility located on a 12 acre site in Delavan, Wisconsin. This facility, which primarily manufactures adult bicycles, consists of over 140,500 square feet of manufacturing space.

         Roadmaster leases a 280,000 square foot manufacturing and warehouse facility in Tyler, Texas. Treadmills and swing sets were manufactured at this facility through February 1996. The Company also leases a 101,500 square foot facility in Tyler used for warehousing and distributing treadmills and swingsets. The annual rent obligations for the leased facilities are $275,000 for the manufacturing facility and $228,000 for the distribution facility. The leases for these facilities terminate in October 1998 and January 2005 for the manufacturing and distribution facilities, respectively. The Company is actively seeking to sublease these facilities. See Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" for a discussion regarding the closing of the Tyler facilities.

         The Company leases a 315,000 square foot facility located in West Point, Mississippi. Molded plastic toys, metal and molded plastic swing sets and traditional wood and steel sleds are manufactured at this facility.

         The Company leases two facilities located in Ogden, Utah totaling 74,000 square feet. Trampolines and related products are manufactured at these facilities.

         Hutch leases a 70,000 square foot facility in Erlanger, Kentucky. This location includes both warehouse and office space. Footballs, baseballs, basketballs, licensed gift sets and backboards are stored in this warehouse. A smaller warehouse, 19,000 square feet, is also leased in Erlanger. This smaller warehouse is used to store clothing, licensed gift sets and various baseball items. During the second quarter of 1995, the operations of Willow were consolidated with those of Hutch with Willow relocating its headquarters to Hutch's offices in Erlanger.

         The Company's executive offices are located in approximately 25,000 square feet of leased office and showroom space in Atlanta, Georgia.

         The leased properties of the Company and its subsidiaries are held under leases expiring over a period from 1996 to 2005. The Company believes that property comparable to its leased properties can be obtained at a comparable cost.

ENVIRONMENTAL MATTERS

         The Company is subject to regulation under federal, state, local and provincial laws and regulations governing pollution and protection of human health and the environment, including air emissions, water discharges, management and cleanup of solid and hazardous substances and wastes. The Company believes that its facilities and operations are in material compliance with all existing applicable laws and regulations. The Company cannot at this time estimate the impact of any future laws or regulations on its future operations or future capital expenditure requirements. The Company is not aware of any pending federal or state legislation that would have a material impact on the Company's financial position, results of operations or capital expenditure requirements.

         The Company has been identified as a potentially responsible party ("PRP") for hazardous wastes in connection with the Four County Landfill Superfund proceeding in Rochester, Indiana, pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"). CERCLA requires cleanup of sites from which there has been a release or threatened release of hazardous substances and authorizes the United States Environmental Protection Agency (the "EPA") to take any necessary response action at Superfund sites, including ordering PRPs liable for the release to take or pay for these actions. The Company disposed of hazardous substances at the Four County Landfill, composed of paint sludge, plating sludge and plating pre-treatment sludge. Although the Company has been invited to settle this matter as a de minimis party, it has not yet done so. The Indiana Department of Environmental Management, which has responsibility for the site, estimates the Company's liability to be less than 1% of the total cleanup costs (approximately 0.28%). In management's opinion, based on the proceedings and investigations to date and the amount of wastes sent by the

Company to the Four County Landfill, the costs associated with the cleanup at this site will not have a material effect on the Company's financial condition or results of operations.

         The Company is currently conducting remedial activities at its Olney, Illinois manufacturing facility, where approximately 3,000 barrels of paint waste and solvents were buried between 1974 and 1978. This site also includes three small inactive disposal pits for paints, sludges, solvents, and oils, and four inactive surface settling basins for plating wastewater (such paint waste, sludges, solvents and oils collectively referred to herein as the "contaminants"). The pits and basins were utilized by one or more prior owners of the facility, and the burial of the barrels was carried out by a prior owner of the facility, AMF Corporation. In 1980, the then current owner of the facility installed six monitoring wells strategically located near each area to monitor any migration of contaminants. Based on the most recent results from the monitoring wells and additional sampling and testing by an environmental engineering firm, Environmental Science & Engineering, Inc. ("ESE"), some minor migration of contaminants has been detected from the buried barrels toward the southern portion of the site. Since the soil at the site is a glacial till composed of dense clay, the Company believes, based on further investigation during the drilling of additional monitoring wells by ESE, that the probability of significant movements of contaminants from the buried barrels is small. ESE is currently pursuing a testing and remedial plan for the site, which will be subject to approval by the Illinois Environmental Protection Agency ("IEPA"). The cleanup has been accepted as part of the State of Illinois' Voluntary Cleanup Program, which allows the Company to clean up the site, subject to IEPA supervision and review, without any enforcement action by the IEPA or the EPA. While no assurances can be given, the Company believes that by participating in the Voluntary Cleanup Program, it may be able to reduce its total cleanup costs. The remedial program could include placement of additional monitoring wells or other monitoring instruments, "capping" the site, installation of slurry or containment walls or interception trenches, hydraulic containment using sump pumps to recover contaminants and other liquids and discharge them through a new and existing wastewater treatment facility or removal of the barrels and surrounding soils. No assurances can be given that the costs associated with the remedial program will not be material or that unanticipated environmental matters resulting in additional material cost for the Company will not arise. However, in management's opinion the costs associated with the remedial program will be expended over a number of years and will not have a material adverse effect on its financial condition or results of operations.

         Prior to the purchase of DP by Roadmaster, the Alabama Department of Environmental Management ("ADEM") issued an administrative order on May 14, 1991, obligating DP to undertake various investigative activities with respect to an inactive chrome plating tank at its Opelika facility. This area is located on the property acquired by Roadmaster. The required investigation called for, among other things: (a) preparation of a "Groundwater Quality Assessment Work Plan," (b) closure of the chrome tank area, and (c) submission of a complete post-closure permit application for the chrome tank area. Closure of the chrome tank area was completed in April 1992 and the Company has subsequently worked with Alabama authorities to comply with the terms of the order. In addition, a final Groundwater Quality Assessment Report was submitted to ADEM in May 1994. The Company submitted its application for a post-closure permit for the chrome tank area on July 31, 1995. In addition, the Company has submitted a Risk-Based Closure Report seeking a Clean Closure Equivalency Determination with respect to the chrome tank area, which would, if granted, avoid further corrective action near the chrome tank area and additional long-term groundwater monitoring. It is anticipated that the Company may be required to conduct additional investigative and corrective action at the Opelika facility. In the Resource Conservation and Recovery Act ("RCRA") facility assessment, the EPA identified 45 solid-waste management units and one area for further study at that portion of the Opelika facility acquired by Roadmaster. A contiguous land parcel, "the Materials Storage Area", which was retained by a subsidiary of Actava, the former owner of the Sports Subsidiaries, was identified as an additional solid-waste management unit. It is anticipated that the EPA will require confirmatory sampling and testing for some or all of the 45 identified solid-waste management units. Depending on the results of this additional investigation, the Company and/or other persons will be required to develop and implement a corrective action plan for those solid-waste management units that pose potential threats to human health and the environment, if any. In connection with any investigation and corrective action which is required at the Materials Storage Area, federal and state environmental authorities have acknowledged that Actava has retained ownership of this area, and are requiring Actava, rather than Roadmaster, to undertake and finance any necessary investigation and corrective action with respect thereto. The ADEM and EPA permitting processes are expected to require several years of investigation, design, construction and negotiation. Unless the Clean Closure Equivalency Determination is granted, subsequent post-closure care of the chrome tank area may last as long as 30 years. The extent of the remediation of soil and groundwater contamination that may have to be undertaken at the Opelika facility will be determined by the results of additional on-site investigation. Any environmental remediation costs associated with the Opelika facility will not have any effect on the Company's income statements unless remediation costs exceed the reserve which is established or the Company incurs liability for the Materials Storage Area which is not covered by an environmental indemnity agreement between Roadmaster and Actava pursuant to which Actava has agreed to indemnify Roadmaster for costs and liabilities resulting from the presence on or migration of regulated materials from the Materials Storage Area. Notwithstanding the foregoing, no assurances can be given that costs ultimately associated with the actual remediation program will not be material or that unanticipated environmental matters resulting in material costs for the Company will not arise in the future.

ITEM 3. LEGAL PROCEEDINGS

         The Company is a defendant, along with two other major U.S. manufacturers of bicycles, Huffy and Murray, in a case brought in the U.S. District Court for the District of Massachusetts in November 1995 (case number 95-12532), by two major importers of bicycles manufactured in the People's Republic of China, Dynacraft Industries, Inc. and China Bicycle Company (Holdings) Ltd. (the "Chinese Importers"). The Chinese Importers are seeking to prevent these three U.S. manufacturers of bicycles from marketing their bicycles as "Made in the USA". The Chinese Importers have brought this action under the Lanham Act and the Massachusetts unfair trade practices statute, alleging that the three U.S. manufacturers are deceiving retailers and the consumers by advertising the bicycles as "Made in the USA" while making bicycles which include foreign components and therefore are not 100% made in the U.S. The Chinese Importers claim that they have lost over $100 million in sales as a result, and assert that amount as alleged damages. The U.S. manufacturers, including the Company, have answered and demanded a jury trial, asserting that 100% content is not only not legally required, but also impossible because some components are only available from foreign sources, and therefore these bicycles are made in the U.S. to the fullest economically practical extent, as well as other defenses. The Company, together with the two other U.S. manufacturers of bicycles, intends to vigorously defend this action.

         On March 6, 1990, the Company entered into an agreement to acquire all of the issued and outstanding common stock of Columbia Manufacturing Company ("Columbia"), but on or before July 19, 1990, the Company rescinded the agreement to acquire Columbia based upon, among other things, material misrepresentations and omissions of material facts regarding its environmental and financial condition. In association with a declaratory judgment action filed by the Company in 1990, the Columbia shareholders filed counterclaims against the Company and others. After the U.S. District Court for the District of Massachusetts entered partial summary judgment in favor of the Company, all matters in dispute were settled, with final documents being circulated for signature. The Company incurred no liability or expense under the settlement.

         The adversary proceeding by the Unsecured Creditors Committee of MacGregor Sporting Goods, Inc. previously pending in the United States Bankruptcy Court for the District of New Jersey against the Company was settled in 1995 without material impact on the results of operations of the Company, with the Company obtaining a full release.

         The Company, through its operating subsidiaries, is involved in various legal proceedings which are normal to its business, including product liability, patent infringement, contested OSHA matters and workers' compensation claims. In management's opinion, the ultimate resolution of those proceedings or any of the litigation discussed above is not likely to have a material adverse effect on its financial condition or its results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of the year ended on December 31, 1995.

                                    PART II

ITEM 5. PRICE RANGE FOR COMMON STOCK

         The Company's Common Stock has traded on the New York Stock Exchange under the symbol "RDM" since December 12, 1994. From May 26, 1993 to December 12, 1994, the Common Stock traded on the American Stock Exchange under the symbol "RDM". The following table indicates the high and low closing sale prices of the Common Stock on the New York Stock Exchange and the American Stock Exchange.


1995
- ----
New York Stock Exchange:                Closing Sale Price
                                        ------------------
                                           High     Low
                                           ----     ---
Fourth Quarter                             $3.75   $2.13
Third Quarter                               3.25    2.63
Second Quarter                              3.38    2.25
First Quarter                               4.00    2.75

1994
- ----
New York Stock Exchange:                Closing Sale Price
                                        ------------------
                                           High     Low
                                           ----     ---
Fourth Quarter from December 12, 1994      $4.00   $3.50

American Stock Exchange:                Closing Sale Price
                                        ------------------
                                           High     Low
                                           ----     ---
Fourth Quarter from December 12, 1994      $4.13   $3.00
Third Quarter                               4.00    3.63
Second Quarter                              4.44    3.38
First Quarter                               4.56    4.06


         On March 21, 1996 there were 1,582 registered holders of the Company's Common Stock.

DIVIDEND POLICY

         Holders of Common Stock are entitled to such dividends as may be declared by the Board of Directors and paid out of funds legally available for payment of dividends. The Company has never paid any dividends on its Common Stock. The Company intends to retain earnings to finance the development and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Future determination as to the payment of dividends is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, capital requirements, financial condition and the existence or absence of any contractual limitations on the payment of dividends. For more information as to the current contractual limitations on the payment of dividends, see Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS LIQUIDITY AND CAPITAL RESOURCES" and Note 3 of Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data for each of the years in the five-year period ended December 31, 1995. The income statement data for the fiscal years ended December 31, 1995, 1994 and 1993 and the balance sheet data as of December 31, 1995 and 1994 have been derived from the Company's consolidated financial statements included elsewhere in this report. This data should be read in conjunction with Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," the consolidated financial statements and the notes thereto.

(in thousands except per share data)

                                                                   YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------------------

                                              1995          1994           1993           1992           1991
                                            --------      --------       --------       --------       --------
STATEMENT OF OPERATIONS (1)(2)(3)(5):

 Net sales                                  $730,875      $455,661       $312,160       $226,201       $192,738
 Cost of sales                               644,268       388,871        264,031        190,951        162,519
                                            --------      --------       --------       --------       --------
 Gross profit                                 86,607        66,790         48,129         35,250         30,219
 Selling, general and
  administrative expenses                     92,814        37,976         27,055         21,589         20,289
 Impairment loss                              23,500            --             --             --             --

 Restructuring expense                         7,521            --             --             --             --
 Equity in earnings (losses) of
  affiliated company                              --            --             --             --            182
 Gain on sale of affiliated
  company                                         --            --             --            709             --
 Interest expense, net                        35,470        21,312          9,515          6,355          6,847
 Other expense, net                            7,785          (394)          (103)           592            817
                                            --------      --------       --------       --------       --------
 (Loss) earnings before income
  tax (benefit) expense                      (80,483)        7,896         11,662          7,423          2,448
                                            ========      ========       ========       ========       ========
 Net (loss) earnings                        ($51,004)       $5,000         $7,633         $3,697         $3,394
                                            ========      ========       ========       ========       ========
 (Loss) earnings per common share:
  Primary                                     ($1.04)        $0.16          $0.26          $0.13          $0.12
                                            ========      ========       ========       ========       ========
  Fully diluted                               ($1.04)        $0.16          $0.25          $0.13          $0.12
                                            ========      ========       ========       ========       ========


                                                                     AT DECEMBER 31,
                                            -------------------------------------------------------------------
                                              1995          1994           1993           1992           1991
                                            --------      --------       --------       --------       --------
BALANCE SHEET DATA:
 Total assets                               $577,107      $515,036       $281,775       $142,864       $128,648
 Working capital                             174,084       180,710        122,818         48,136         41,311
 Total short-term debt                        86,921        63,659         22,899         27,082         27,136
 Long-term debt and other
  long-term liabilities
  (Excluding convertible
  Debentures)                                237,339       180,030        110,312         59,879         53,182

Convertible Debentures (4)                    51,742        51,742         51,742             --             --
                                            --------      --------       --------       --------       --------
Total long-term debt and other
 long-term liabilities                      $289,081      $231,772       $162,054        $59,879        $53,182
Stockholders' equity                         $55,524      $103,097        $16,376        $14,077        $11,794

(1)      Includes operations of Ajay Enterprises Corporation through April 14,
         1992.

(2)      Includes operations of Flexible Flyer Company beginning September 14,
         1993.

(3)      Includes operations of the Sports Subsidiaries beginning December 7,
         1994.

(4) The Convertible Debentures are convertible into Common Stock at $4.00 per share of Common Stock and are redeemable by the Company on or after September 15, 1996 if the Common Stock price exceeds certain price levels.

(5)      Includes operations of MZH beginning March 1, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW AND RECENT DEVELOPMENTS

         Bicycle and fitness products together accounted for 60% of the Company's net sales in 1995. The Company has experienced sales growth in these categories of 66% from 1993 to 1995. Total sales for the year ended December 31, 1995 increased approximately 60% to $730.9 million from 1994, primarily due to revenue attributable to recent acquisitions and increased sales in the Company's existing product lines.

         The Company's business tends to have varying degrees of seasonally. Accordingly, quarterly results may not be indicative of yearly results. The historical seasonally of the recently acquired Sports Subsidiaries and Flexible Flyer businesses has been countercyclical to that of the rest of the Company. While no assurances can be given, these recently completed acquisitions may result in a moderation in the seasonally of the Company's consolidated business. See "LIQUIDITY AND CAPITAL RESOURCES".

Sale of Nelson/Weather-Rite

         The Company decided to divest its camping operations based on the anticipated realizable values for such operations. Subsequent to year end, on January 22, 1996, the Company entered into an agreement to sell the assets of Nelson/Weather-Rite, which includes MZH, to Brunswick for cash consideration of $120 million. The sale includes the purchase of all the assets, and the assumption of accounts payable and accrued liabilities which totaled $8.5 million at December 31, 1995. Such transaction was consummated on March 8, 1996. The final purchase price is subject to ordinary post closing adjustments based on closing working capital levels. The Company used the net proceeds to reduce its outstanding revolving credit facility by approximately $110 million. Pending final purchase price adjustments, the Company expects a pretax gain of more than $25 million to be recognized in the first quarter of 1996. In 1995, Nelson/Weather-Rite contributed $96.4 million in sales and $3.2 million in net income for the year then ended.

ACQUISITIONS

MZH

         In April 1995, Nelson/Weather-Rite finalized the acquisition of certain assets and the business of MZH, a manufacturer and marketer of sleeping bags with revenues of approximately $28 million in 1994. The purchase price included $21.5 million in cash, 400,000 shares of the Company's Common Stock valued at $1.5 million, and the assumption of certain liabilities. MZH's results of operations were included in the Company's consolidated operations beginning March 1, 1995, contributing approximately $27.9 million or 3.8% of net sales for the year ended.

Forster

         In March 1995, Hutch acquired the sporting goods division of Forster Manufacturing Company for $7.4 million in cash. The product categories acquired include various backyard and lawn games, including croquet, bocce ball and volleyball. Sales of the Forster products were included in the Company's consolidated operations beginning March 23, 1995, contributing $6.8 million or 0.9% of net sales for the year ended.

RESULTS OF OPERATIONS

         The following table reflects the percentage relationship between net sales and specified line items from the Consolidated Statements of Operations and the percentage change in the dollar amount of each of such line items for the periods indicated:

                                                   PERCENTAGE
                                               INCREASE (DECREASE)
                                                OF DOLLAR AMOUNTS
                                            ------------------------              YEAR ENDED DECEMBER 31,
                                            YEAR 1995      YEAR 1994        -----------------------------------
                                             VS. 1994       VS. 1993        1995           1994           1993
                                             --------       --------        ----           ----           ----
    SELECTED CONSOLIDATED STATEMENTS
           OF OPERATIONS DATA:

Net sales                                       60.4%         46.0%         100.0%         100.0%         100.0%
Gross Profit                                    29.7          38.8           11.8           14.7           15.4
Selling, general and administrative
  expense                                      144.4          40.4           12.7            8.3            8.7
Interest expense                                66.4         124.0            4.9            4.7            3.0

Earnings before income tax
  expense                                   (1,119.3)        (32.3)         (11.0)           1.7            3.7
Net earnings                                (1,120.1)        (34.5)          (7.0)           1.1            2.4

         Fiscal year 1995 compared to fiscal year 1994. The 1995 year was a difficult one for the Company as a variety of internal and external factors adversely affected both revenue growth and profitability. These factors included market pricing pressures in bicycle and fitness products, high material costs related to cardboard, plastics and steel, elevated interest expense and higher product warranty costs associated with DP products. Nevertheless, overall sales increased $275.2 million (60%) in 1995 compared to 1994. The increase was primarily attributable to a full year of sales contributed by the Sports Subsidiaries as well as an increase in sales of the Company's core fitness and toy products.

         Sales of fitness products increased 57% in 1995 compared to 1994 due to increased sales of infomercial and Body By Jake(R) products and sales attributable to the acquisition of DP. Sales of bicycles were flat for the year, however, the Company continued to increase its market share in bicycles. Sales of toy products increased 20% compared to 1994 due to the introduction of several new products, including snow toys, and increasing sales of trampolines and swingsets.

         Gross profit increased $19.8 million in 1995 compared to 1994 due to higher sales volume. Gross profit as a percentage of net sales was 11.8% verses 14.7% in 1994. This decrease was attributable to large increases in raw material prices in steel, cardboard, and plastics in the fourth quarter of 1994, which remained in effect through much of 1995. Additionally, competitive pricing pressures in the bicycle and fitness markets contributed to the decline in gross profit. The Company moved to offset these factors in the second half of the year by successfully introducing new products with higher profit margins, by implementing price increases designed to mitigate increases in raw material costs and by undertaking cost reduction projects. However, the total potential impact of these improvements was dampened by softness in retail orders in the fourth quarter.

         Selling, General and Administrative ("SG&A") expenses were $92.8 million or 12.7% of net sales compared to $38.0 million or 8.3% of net sales in 1994. The increase in expenses from 1994 was due to volume related expenses such as commissions and a full year impact of the Sports Subsidiaries acquisitions which occurred in December 1994. SG&A expenses for the Sports Subsidiaries historically have been at higher levels than the Company's historical levels due to a higher composition of product warranty and administration expenses. Additionally, the Company experienced higher than normal warranty expenses due to product warranty claims caused by faulty treadmill motors. Product warranty expenses increased to

3.8% of sales in 1995 versus 2.1% in 1994. Although no assurances can be given, the Company anticipates warranty expenses, as a percentage of sales, will be lower in 1996 due to sourcing treadmill motors from new suppliers and the implementation of stringent quality assurance measures. In 1995, the Company began and successfully implemented cost reductions relating to administrative expenses, including the consolidation of certain operations and a reduction in personnel. With respect to its fitness operations, the Company has announced plans to streamline such operations by consolidating all fitness products manufacturing at its Opelika facility. With respect to Willow and Hutch, the Company reduced certain administrative costs by eliminating certain positions and consolidating operations beginning in the second quarter of 1995. While no assurances can be given, management believes the combination of the above actions will assist in reducing its product warranty costs and administrative costs and will ultimately bring such costs in line with the Company's historical percentages. The full impact of these actions on SG&A expenses is not expected to be realized until 1997.

         The Company wrote off $23.5 million of goodwill related to the DP fitness business since the Company determined it would not be able to recover the associated goodwill based on an undiscounted cash flow analysis. On the balance sheet, the $23.5 million writeoff of goodwill is offset against goodwill generated on the acquisition of MZH and Forster, as well as final purchase accounting adjustments related to the acquisition of the Sports Subsidiaries. See Note 2 of Notes to the Consolidated Financial Statements for additional discussion.

         The Company recorded a one time Restructuring Charge of $7.5 million in connection with closing its Tyler, Texas facility and the change in the method of the Company's overseas distribution operations. Although no assurances can be given, the Company does not anticipate the change in its overseas distribution methodology will adversely affect overseas sales. See
Note 16 of Notes to the Consolidated Financial Statements for additional discussion.

         Other expense in 1995 was $7.8 million, representing mainly amortization of other long-term assets and the write off of certain acquisition related costs for transactions the Company is now no longer pursuing. Additionally, the Company recognized a writedown of investments that were received in exchange for receivables from a bankrupt customer.

         Interest expense for 1995 was $35.4 million verses $21.3 million in 1994. This increase in interest expense was attributable to higher interest rates in 1995 and increased borrowings necessary to support higher inventories and receivables resulting from the 60% increase in sales.

         Fiscal year 1994 compared to fiscal year 1993. Net sales increased $143.5 million (46.0%) in 1994 compared to 1993, resulting from increased sales of bicycles, fitness products, toys and sales attributable to recent acquisitions. Sales of bicycles increased 22.1% in 1994 compared to 1993 due to increasing sales of ATBs and Motocykes(TM). Sales of fitness products increased 51.1% in 1994 compared to 1993 primarily due to increased sales of treadmills and sales to a lesser degree attributable to DP during the three weeks of the Company's ownership in 1994. The overall increase in fitness products was partially offset by a decline in stairstepper sales. Sales of toy products increased 112.5% in 1994 compared to 1993, primarily due to a full year's sales of swingsets, hobby horses and snow goods from Flexible Flyer in 1994, and the first period of sales of trampolines from American Playworld.

         Gross profit increased $18.7 million (38.8%) in 1994 compared to 1993, primarily due to higher sales volume. Gross profit, expressed as a percent of net sales, was 14.7% for 1994 versus 15.4% in 1993. The decrease in gross profit percentage was attributable to price increases in steel, cardboard and plastic raw materials. This decrease was partially offset by overhead efficiencies as fixed costs were absorbed by higher production in support of the greater sales volume.

         Selling, general and administrative expenses in 1994 were $38.0 million or 8.3% of net sales compared to $27.1 million or 8.7% of net sales during 1993. The $10.9 million higher expense in 1994 was primarily due to volume-related expenses such as commissions and product warranty costs. Other selling expenses, primarily advertising, marketing and administrative expenses also increased in connection with the promotion of new products and higher sales volume. The decrease in such costs expressed as a percent of net sales reflects the relatively fixed nature of certain administrative costs.

         Interest expense for 1994 was $21.3 million or 4.7% of net sales compared with $9.5 million or 3.0% in 1993. Higher interest expense is the result of additional bank borrowings and debt offerings to fund acquisitions, higher inventory levels due to increased sales and the resulting higher accounts receivable balances, and increased interest rates throughout 1994.

         The Company recorded a 1994 tax expense of $2.9 million, representing an effective tax rate of 36.7%, compared to a $4.0 million expense and 34.5% effective tax rate in 1993. See Note 7 of Notes to the Consolidated Financial Statements for additional discussion.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's working capital has been obtained primarily from internally generated funds and revolving lines of credit from banks. On a consolidated basis, during 1995, the Company's operations used cash of approximately $37 million. The seasonal nature of the Company's sales imposes fluctuating demands on its cash flow, due to the temporary buildup of inventories in anticipation of, and receivables subsequent to, the peak seasonal period, which historically has occurred around November of each year.

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

         Effective November 15, 1994, and prior to completing the acquisition of the Sports Subsidiaries, the Company obtained consents from a majority of the holders of its Notes to increase the amount of indebtedness it could incur without meeting an interest coverage test from $50 million to $150 million. The Notes indenture does not limit the amount of indebtedness the Company can incur under circumstances where the Company's earnings before interest, taxes, depreciation and amortization is equal to at least two times its cash interest expense.

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

         In September 1995, the Company amended and restated the Revolver. The Amended and Restated Revolver provides a term loan facility and a revolving credit facility of up to $300 million, subject to restrictions on borrowings pursuant to certain covenants in the indenture, as amended, for the Company's Notes. The revolving credit facility provides for borrowings of up to $275 million based on eligible trade receivables and inventory. At December 31, 1995, the Amended and Restated Revolver's interest rate was 9.25%. The term of the Amended and Restated Revolver is through September 29, 1998, and is automatically renewed for successive one year terms unless terminated by either the lender or the Company.

         The Amended and Restated Revolver requires the maintenance of various financial covenants including minimum net worth, fixed maturity coverages and minimum working levels. In the first quarter of 1996, the Company was not in compliance with several of its loan covenants calculated as of December 31, 1995. These events of non-compliance were waived as of December 31, 1995 by the lenders under the Amended and Restated Revolver pursuant to the further amendment and restatement of the Revolver in the first quarter of 1996. At no time was the Company in default with respect to the payment of indebtedness under the Amended and Restated Revolver. The Company expects to remain in compliance with the amended covenants in 1996.

         The Company has two long-term debt issues, the $51,745,000 Convertible Subordinated Debentures due 2003 (the "Debentures") and the Notes. The Debentures are convertible at the option of the Company on September 15, 1996 and thereafter at a price of $4.00 per share of common stock. Before the Company's Debentures can be called for redemption, the Company's Common Stock must meet or exceed a minimum closing price of $5.0625 per share for the thirty day period prior to such notice of redemption.

         Subject to the foregoing limitation, the Notes are redeemable at the option of the Company beginning September 15, 1996, at a price of 105.875%. The redemption price declines to par on or after December 15, 2000.

         The Notes and Debentures are obligations of the Company and are, to a large extent, dependent on the Company's operating subsidiaries for the payment of interest. Such interest payments are permitted under the Revolver with certain restrictions. The Company does not anticipated any restrictions on its ability to make such interest payments pursuant to the Revolver.

         At December 31, 1995 and December 31, 1994, the Company, on a consolidated basis, had stockholders' equity of $55.5 million and $103.1 million, respectively.

         In connection with the March 8, 1996 sale of Nelson/Weather-Rite for cash consideration of $120 million, the Company utilized substantially all of the proceeds to reduce its revolving line of credit. Management believes this transaction significantly improves the Company's working capital position.

         The Company's capital expenditures plan contemplates the investment of up to approximately $25 million for plant improvements, expansion of production capability and other capital improvements of its businesses over the next two years. Such capital expenditures program could be curtailed or deferred depending on the availability of financing and the Company believes that less than half of that amount is necessary to maintain production facilities. The majority of the Company's capital expenditures are planned for tooling of new products and cost reductions. Management believes that the Company's sources of financing and anticipated cash flow are adequate to provide the funds necessary to support operations and to meet its obligations over the next several years.

INFLATION AND FOREIGN CURRENCY FLUCTUATIONS

         Increases in the materials price of plastics, cardboard and steel had a significant negative impact on the results of operations. The manner in which sales programs are set causes a delay in price adjustments which limits the Company's ability to pass some or all of these increased costs on to the Company's customers as such costs are incurred. Furthermore, depending on the competitive environment, the Company may or may not be able to timely pass along material price increases to its customers.

         Although the Company's foreign operations were negatively impacted by the reduction in the value of the Canadian dollar versus the U.S. dollar, such transaction exposure did not have a material adverse effect on the Company's results of operations for the year ended 1995.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         All financial statements required to be filed herein are attached hereto following Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated by reference from the information in Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders scheduled for June 12, 1996.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference from the information in Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders scheduled for June 12, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required by Item 12 is incorporated by reference from the information in Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders scheduled for June 12, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference from the information in Registrant's proxy statement (filed or to be filed pursuant to Regulation 14A) for its Annual Meeting of Stockholders scheduled for June 12, 1996.

                                    PART IV

        ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



 Exhibit
Number                    Description
- ------                    -----------
 3.1   --Certificate of Incorporation (6)
 3.2   --Amended and Restated By-Laws (6)
 4.1   --Indenture dated as of July 15, 1993 between Roadmaster Industries, Inc. as Issuer and LaSalle
         National Bank as Trustee (6)
 4.2   --Indenture dated as of December 15, 1993 among Roadmaster Industries, Inc. as Issuer and
         LaSalle National Bank as Trustee (6)
10.1   --Loan and Security Agreement Dated as of December 6, 1994 among Roadmaster Corporation,
         Roadmaster Leisure Inc., Hutch Sports USA,Inc., Nelson/Weather-Rite, Inc., Willow Hosiery
         Company, Inc. and BankAmerica Business Credit, Inc. (6)
10.2   --Agreement and Plan of Reorganization dated July 20, 1994 by and among The Actava Group
         Inc., Diversified Products Corporation, Hutch Sports USA,Inc., Nelson/Weather-Rite, Inc.,
         Willow Hosiery Company, Inc. and Roadmaster Industries, Inc. (7)
10.3   --Employment Agreement for Henry Fong dated December 6, 1994 (6)
10.4   --Employment Agreement for Edward E. Shake dated December 6, 1994 (6)
10.5   --Promissory Note in the principal amount of $1,625,000 payable by Roadmaster Corporation to
         Roadmaster Industries, Inc. dated August 10, 1987 (1)
10.12  --Consulting Agreement by and between Registrant and Equitex, Inc. (1)
10.14  --Letter dated December 8, 1987 from the City of Olney, Illinois to Roadmaster Corporation regarding UDAG loan (1)
10.17  --Second amended and Restated Loan and Security Agreement between Roadmaster Corporation and
         Bank of America, National Trust, N.A. dated April 14, 1992 (2)
10.18  --Addendum to Consulting Agreement by and between Registrant and Equitex, Inc. dated
         December 15, 1990 (3)
10.25  --License Agreement by and between Roadmaster Corporation and International Sports and
         Fitness, Inc. dated December 18, 1991, as amended (3)
10.26  --Marketing Agreement by and between Roadmaster Corporation and International Sports and
         Fitness, Inc. dated December 18, 1991, as amended (3)
10.27  --Lease by and between Agracel, Inc. and Roadmaster Corporation dated May 6, 1993
         [Effingham, IL] (3)
10.28  --Industrial Building Lease by and between J.G. Realty Co. and Hamilton Lamp Corporation dated as of
         February 12, 1990 (3)
10.29  --Lease by and between John Belger and Associates and Hamilton Lamp Corporation dated as of
         March 15, 1990 [North Kansas City, MO] (3)
10.30  --Industrial Real Estate Lease by and between the Southland Corporation and Roadmaster Corporation dated February 11, 1993 [Tyler, TX] (3)
10.31  --Sublease Agreement by and between Carrier Corporation and Roadmaster Corporation dated
         September 10, 1992 [Tyler, TX] (3)
10.32  --Lease Agreement by and between Helgesen Properties and Roadmaster Corporation dated
         December 29, 1992 [Delavan, WI] (3)
10.33  --Guaranty executed by Roadmaster Industries, Inc. in favor of MacGregor Sporting Goods, Inc., dated August 3, 1989 (3)

10.35  --Amendment to Warrant dated December 18, 1992 (3)
10.36  --Amendment to Warrant dated December 21, 1992 (3)
10.38  --Form of Stock Purchase Agreement and Shareholder Agreement dated November 11, 1991 (3)
10.39  --Form of Warrant dated July 6, 1992 for directors (3)
10.40  --Form of Warrant dated July 6, 1992 for employees (3)
10.41  --Form of Warrant dated September 9, 1992 (3)
10.42  --Form of Warrant dated November 2, 1992 for directors (3)
10.43  --Form of Warrant dated November 2, 1992 for employees (3)
10.48  --Settlement Agreement by and between Roadmaster Industries, Inc., Thomas W. Itin and TWI
         International, Inc. dated as of May 21, 1993 (3)
10.49  --Mutual Release between Roadmaster Industries, Inc. and Thomas W. Itin dated as of May 21, 1993 (3)
10.52  --Asset Purchase Agreement (the "Asset Purchase Agreement") by and between Roadmaster Industries, Inc.
         and Par Industries, Inc. dated June 25, 1993 (4)
10.53  --Amendment to Asset Purchase Agreement, dated July 23, 1993 (4)
10.54  --Amendment to Asset Purchase Agreement, dated September 14, 1993 (4)
10.55  --Loan and Security Agreement, dated as of September 15, 1993 between Flexible Flyer Acquisition Corp. and
         BankAmerica Business Credit, Inc. (the "Flexible Flyer Loan Agreement") (5)
10.56  --Exchange Agreement dated October 13, 1993 between TICO, a Michigan partnership, Thomas W. Itin, Ajay Sports,
         Inc., Ajay Leisure Products, Inc., Roadmaster Industries, Inc., Roadmaster Corporation and Equitex, Inc. (5)
10.57  --Warrant dated as of August 12, 1993 issued to RAS Securities Corp. (5)
10.58  --Representative's Warrant Agreement dated as of August 12, 1993 between Roadmaster Industries, Inc. and RAS
         Securities Corp. (5)
10.59  --Form of Warrants dated August 12, 1993 issued in connection with the placement of stand-by financing in connection with the acquisition of the Flexible Flyer division of Par Industries, Inc. with individual grants identified. (6)
10.60  --Lease Agreement, as amended, dated September 30, 1992 by and between the Industrial Development Board of the
         City of Sulligent, Alabama and Eagle Manufacturing Company, a division of Par Industries, Inc. [Sulligent,
         Alabama] (5)
10.61  --Lease dated September 14, 1993 by and between Par Industries, Inc. and Flexible Flyer Acquisition Corp.
         [West Point, Mississippi] (5)
10.62  --Warrant Agreement dated December 16, 1993 between Jefferies & Company, Inc. and the Company with Form of
         Warrant dated December 27, 1993 issuable to Jefferies & Company, Inc. (5)
10.63  --Loan and Security Agreement Dated as of January 31, 1994 among Roadmaster Corporation, Roadmaster Leisure Inc.
         and BankAmerica Business Credit, Inc. (6)
10.64  --Asset Purchase Agreement between Roadmaster Industries, Inc. and American Playworld Inc. dated February 28, 1994 (6)
10.65  --Key Employee Stock Incentive Plan, dated October 25, 1994. (8)
10.66  --Directors Restricted Stock Plan, dated October 25, 1994. (8)
10.67  --Loan and Security Agreement Dated as of December 6, 1994 Amended and Restated as of September 29, 1995 among
         Roadmaster Corporation, Roadmaster Leisure Inc., Willow Hosiery Company, Inc., Hutch Sports USA, Inc., and
         Roadmaster Receivables Corporation and BankAmerica Business Credit,
         Inc. as the Agent for the Lenders (the "Amended and Restated Revolver")
10.68  --First Amendment to the Amended and Restated Revolver dated as of October 31, 1995
10.69  --Second Amendment to the Amended and Restated Revolver dated as of January 15, 1996
10.70  --Third Amendemnt to the Amended and Restated Revolver dated as of February 14, 1996
10.71  --Asset Purchase Agreement between Brunswick Corporation and Roadmaster Industries, Inc. for the Acquisition of
         the Nelson/Weather-Rite Division, dated February 26, 1996, without exhibits
10.72  --Fourth Amendment to the Amended and Restated Revolver dated as of March 8, 1996
11.1   --Statement of Computation of Per Share Earnings
21.1   --List of Registrant's subsidiaries
23.1   --Consent of Arthur Andersen LLP
27.1   --Financial Data Schedule (for SEC use only)

__________

(1) Previously filed with the SEC and incorporated by reference from the Registrant's Registration Statement, File Number 33-18366, filed November 9, 1987, or as subsequently amended December 9, 1987 and December 9, 1994.

(2) Previously filed with the SEC and incorporated by reference from the Registrant's From 8-K filed April 16, 1992.

(3) Previously filed with the SEC and incorporated by reference from the Registrant's Registration Statement, File Number 33-64230, filed on June 10, 1993 or as subsequently amended on July 9, 1993, July 29, 1993 and December 9, 1994.

(4) Previously filed with the SEC and incorporated by reference from the Registrant's Form 8-K filed on September 29, 1993.

(5) Previously filed with the SEC and incorporated by reference from the Registrant's Number 33-71586 filed November 12, 1993 or as subsequently amended on November 26, 1993, December 14, 1993 or December 16, 1993.

(6) Previously filed with the SEC and incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed on March 31, 1994.

(7) Previously filed with the SEC and incorporated by reference from the Registrant's Definitive Proxy Statement for a Special Meeting of Stockholders held on October 31, 1994, filed on September 28, 1994.

(8) Previously filed with the SEC and incorporated by reference from the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders held on June 14, 1995, filed on May 13, 1995.

(b) The consolidated financial statements and schedules filed as a part of this Annual Report on Form 10-K are as follows:

         1.) Consolidated Financial Statements of Roadmaster Industries, Inc.

                                                                                        Page Number
                                                                                        -----------
                 Report of Independent Public Accountants                                   29
                 Consolidated Balance Sheets                                                30
                 Consolidated Statements of Operations                                      32
                 Consolidated Statements of Cash Flows                                      33
                 Consolidated Statements of Stockholders' Equity                            35
                 Notes to Consolidated Financial Statements                                 36

         2.) Financial Statement Schedules

                 Schedule II     Valuation and Qualifying Accounts  51

(c)      Reports on Form 8-K:

         No reports on Form 8-K were filed in the 4th quarter of 1995.

         On January 19, 1996, the Company filed a current report on Form 8-K announcing the acquisition of its Nelson/Weather-Rite, Inc. subsidiary by Brunswick Corporation

(d)      Executive Compensation Plans and Arrangements.

            (I)  Form of Warrant dated July 6, 1992 for employees (10.40)
           (ii)  Form of Warrant dated September 9, 1992 (10.41)
          (iii)  Form of Warrant dated November 2, 1992 for directors (10.42)
           (iv)  Form of Warrant dated November 2, 1992 for employees (10.43)
            (v)  Form of Warrant dated July 6, 1992 for directors (10.39)
           (vi) Form of Stock Purchase Agreement and Shareholder Agreement dated November 11, 1991 (10.38)
          (vii)  Employment Agreement for Henry Fong dated December 6, 1994
                 (10.3)
         (viii) Employment Agreement for Edward E. Shake dated December 6, 1994 (10.4)
           (ix)  Key Employee Stock Incentive Plan dated October 25, 1995
                 (10.65)
            (x)  Directors Restricted Stock Plan dated October 25, 1995 (10.66)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


            ROADMASTER INDUSTRIES, INC.
            ---------------------------
                     Registrant


            By:      /s/ HENRY FONG                         Date: March 27, 1996
                ------------------------
                         Henry Fong
       Chairman of the Board and Chief Executive Officer
                (Principal Executive Officer)


            By:  /s/ CHARLES E. SANDERS                     Date: March 27, 1996
                ------------------------
                     Charles E. Sanders
            Secretary, Principal Financial Officer
         (Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /s/ STEPHEN P. BRADLEY                      Date: March 27, 1996
    ------------------------------------
           Stephen P. Bradley
               Director

By:    /s/ LOUIS J. CONTI                          Date: March 27, 1996
    ------------------------------------
           Louis J. Conti
              Director

By:    /s/ HENRY FONG                              Date: March 27, 1996
    ------------------------------------
           Henry Fong
 Chief Executive Officer and Director

By:    /s/ CLAY C. LONG                            Date: March 27, 1996
    ------------------------------------
           Clay C. Long
              Director

By:   /s/ MICHAEL P. MARSHALL                      Date: March 27, 1996
    ------------------------------------
          Michael P. Marshall
              Director

By:    /s/ JOHN D. PHILLIPS                        Date: March 27, 1996
    ------------------------------------
           John D. Phillips
              Director

By:    /s/ JAMES H. RAND                           Date: March 27, 1996
    ------------------------------------
           James H. Rand
               Director

By:    /s/ CARL E. SANDERS                         Date: March 27, 1996
    ------------------------------------
           Carl E. Sanders
               Director

By:    /s/ EDWARD E. SHAKE                         Date: March 27, 1996
    ------------------------------------
           Edward E. Shake
               Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and
Board of Directors of
Roadmaster Industries, Inc.:

We have audited the accompanying consolidated balance sheets of ROADMASTER INDUSTRIES, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roadmaster Industries, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                     Arthur Andersen LLP
Chicago, Illinois
March         29, 1996
- ----------- ----

                  ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                        (in thousands except share data)

                                                                               December 31,
                                                                               ------------
                                                                           1995            1994
                                                                         --------        --------
   ASSETS
Current Assets:
 Cash and cash equivalents                                                 $8,417          $6,378
 Accounts and notes receivable, less allowance of
  $1,389 in 1995 and $1,744 in 1994                                       188,573         185,550
 Inventories                                                              166,743         155,175
 Prepaid expenses and other                                                 6,441           8,786
 Deferred income taxes                                                      6,232           2,669
 Refundable income taxes                                                   30,180           2,319
                                                                         --------        --------
   Total current assets                                                   406,586         360,877
                                                                         --------        --------

Property, plant and equipment                                             101,773          87,158
 Less - Accumulated depreciation and
  amortization                                                             25,300          15,951
                                                                         --------        --------
   Net property, plant and equipment                                       76,473          71,207
                                                                         --------        --------

Deferred income taxes                                                          --           1,355

Investments in equity securities, at market                                 1,809           1,431

Deferred financing and acquisition charges                                 23,847          22,467
Goodwill and other intangible assets, net of accumulated
 amortization of $3,011 in 1995 and $543 in 1994                           63,933          52,597
Long-term trade receivables                                                 1,639           1,200
Other long-term assets                                                      2,820           3,902
                                                                         --------        --------

Total assets                                                             $577,107        $515,036
                                                                         ========        ========


See Notes to Consolidated Financial Statements

                  ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES

                        (in thousands except share data)

                                                                               December 31,
                                                                               ------------
                                                                           1995            1994
                                                                         --------        --------
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Revolving lines of credit                                                $85,402         $61,230
 Current portion of long-term debt                                          1,519           2,429
 Accounts payable                                                          97,369          77,890
 Accrued expenses                                                          48,212          38,618
                                                                         --------        --------
   Total current liabilities                                              232,502         180,167
                                                                         --------        --------
Long-term liabilities:
 Deferred income taxes                                                      3,145              --
 Revolving lines of credit                                                132,200          82,000
 Long-term debt                                                           147,388         145,279
 Other long-term liabilities                                                6,348           4,493
                                                                         --------        --------
   Total long-term liabilities                                            289,081         231,772
                                                                         --------        --------


Commitments and contingencies (Note 9):

Stockholders' Equity:
 Preferred stock of $.01 par value per share, 10,000,000
  shares authorized, no shares issued and outstanding                          --              --
 Common stock of $.01 par value per share, 100,000,000
  shares authorized, 54,041,527 shares issued and
  outstanding at December 31, 1995 and 53,619,117 at
  December 31, 1994                                                           540             536
 Additional paid-in capital                                               103,574         102,121
 Retained (loss) earnings                                                 (35,412)         15,416
 Deferred compensation                                                     (2,896)         (3,479)
 Net unrealized gain (loss) on equity securities                              281            (643)
                                                                         --------        --------
                                                                           66,087         113,951

 Treasury stock, at cost, 4,239,598 shares at December 31,
  1995 and 4,329,598 shares at December 31, 1994                          (10,563)        (10,854)
                                                                         --------        --------
   Total stockholders' equity                                              55,524         103,097
                                                                         --------        --------
Total liabilities and stockholders' equity                               $577,107        $515,036
                                                                         ========        ========


See Notes to Consolidated Financial Statements

                  ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                      (in thousands except per share data)


                                                              For the Years Ended December 31,
                                                           --------------------------------------

                                                             1995           1994           1993
                                                           ---------      --------       --------
Net sales                                                   $730,875      $455,661       $312,160
Cost of sales                                                644,268       388,871        264,031
                                                           ---------      --------       --------
  Gross profit                                                86,607        66,790         48,129

Selling, general and administrative expenses                  92,814        37,976         27,055

Impairment Loss (Note 2)                                      23,500            --             --

Restructuring expense (Note 16)                                7,521            --             --

Other (income) expense, net:
  Interest                                                    35,470        21,312          9,515
  Other                                                        7,785          (394)          (103)
                                                           ---------      --------       --------
                                                              43,255        20,918          9,412
                                                           ---------      --------       --------
(Loss) earnings before income tax
  expense                                                    (80,483)        7,896         11,662
Income tax (benefit) expense                                 (29,479)        2,896          4,029
                                                           ---------      --------       --------
  Net (loss) earnings                                       ($51,004)       $5,000         $7,633
                                                           =========      ========       ========

(Loss) earnings per common share:
  Primary                                                     ($1.04)        $0.16          $0.26
                                                           =========      ========       ========
  Fully diluted                                               ($1.04)        $0.16          $0.25
                                                           =========      ========       ========

Weighted average number of shares outstanding:
  Primary                                                     49,004        31,878         29,693
  Fully diluted                                               49,004        31,878         42,851



 See Notes to Consolidated Financial Statements

                  ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 (in thousands)

                                                                           For the Years Ended December 31,
                                                                        -------------------------------------

                                                                          1995          1994           1993
                                                                        --------      --------       --------
Cash Flows From Operating Activities:
 Net (loss) earnings                                                    ($51,004)       $5,000         $7,633

Adjustments to reconcile net (loss) income to net cash

 used in operating activities:
 Depreciation and amortization                                            17,434         7,501          3,720
 Amortization of deferred compensation                                       644           189            212
 (Loss) Gain on sale of property, plant and equipment                        522           (99)          (120)
 Gain on sale of affiliated company                                           --            --             --
 Gain on sale of marketable securities                                       844        (1,034)            --
 Impairment loss                                                          23,500            --             --
 Changes in assets and liabilities:
  Accounts receivable                                                       (867)      (20,468)       (19,631)
  Inventories                                                              4,503       (23,276)       (32,085)
  Prepaid expenses and other assets                                        2,431        (2,499)        (4,027)
  Cash in escrow                                                              --         4,247            988
  Deferred income taxes                                                      340         3,377          1,702
  Other assets and long term receivables                                 (28,681)       (8,139)        (6,513)
  Accounts payable                                                         8,813       (12,904)        34,512
  Accrued expenses                                                        12,645        (2,550)        (2,317)
  Income taxes                                                           (27,966)       (1,619)        (1,142)
  Other                                                                     (157)            5            (11)
                                                                        --------      --------       --------

   Net cash used in operating activities                                ($36,999)     ($52,269)      ($17,079)
                                                                        --------      --------       --------

Cash Flows From Investing Activities:
  Additions to property, plant and equipment                            ($13,534)     ($14,233)       ($9,635)
  Proceeds from sale of property, plant and equipment                         --            --             21
  Purchase of warrants                                                        --        (1,068)            --
  Investments in equity securities                                            --          (622)            --
  Acquisitions                                                           (23,282)       (7,366)        (8,700)
                                                                        --------      --------       --------

   Net cash used in investing activities                                ($36,816)     ($23,289)      ($18,314)
                                                                        --------      --------       --------

Cash Flows From Financing Activities:
  Proceeds from issuance of long term debt                              $     --      $     --       $141,793
  Net change in bank loan                                                 76,352       117,716        (53,145)
  Principal payments under debt agreements                                (1,989)      (70,097)       (17,577)
  Additions to borrowings                                                  2,203            --          1,401

See Notes to Consolidated Financial Statements

                  ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES

                                 (in thousands)

                                                                           For the Years Ended December 31,
                                                                        -------------------------------------

                                                                          1995          1994           1993
                                                                        --------      --------       --------
  Purchases of treasury stock                                                 --        (4,263)          (698)
  Cumulative translation adjustments                                         120          (251)          (119)
  Proceeds from exercise of stock warrants                                   120         3,536            279
  Debt refinancing costs incurred                                           (952)       (2,140)          (125)
                                                                        --------      --------       --------

   Net cash provided by financing activities                             $75,854       $44,501        $71,809
                                                                        --------      --------       --------

Net Increase (Decrease) in Cash and Cash Equivalents                      $2,039      ($31,057)       $36,416

Cash and Cash Equivalents, beginning of period                             6,378        37,435          1,019
                                                                        --------      --------       --------

Cash and Cash Equivalents, end of period                                  $8,417        $6,378        $37,435
                                                                        ========      ========       ========

Supplemental Disclosures of Cash Flow Information:
 Cash (received) paid during the year for:
                               -Interest                                 $29,501       $15,323         $7,323
                               -Income taxes                              (1,434)        2,690          3,524
                                                                        ========      ========       ========

Supplemental Schedule of Non-cash Activities:
 Issuance of treasury stock to Employee Stock Ownership Plan                 295           775             --
 Exchange of common stock for acquisitions                                 1,500        82,958             --
 Note receivable received on sale of equity securities                        --         5,887             --
 Capital lease incurred to purchase equipment                              1,474         1,510            188
 Note receivable in exchange for warrants exercised                           --         1,321            591
 Purchase of treasury stock in exchange for forgiveness of note
   receivable                                                                 --         1,976             --
 Purchase of treasury stock in exchange for note payable                      --            --          4,070
 Exchange of preferred stock and note receivable for warrants                 --            --          2,854
 Equity securities received in exchange for notes receivable                  --            --            245
                                                                        ========      ========       ========



See Notes to Consolidated Financial Statements

                  ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                       COMMON STOCK  ADDITIONAL  RETAINED                               UNREALIZED        TOTAL
                                       ------------    PAID-IN    (LOSS)    TREASURY    DEFERRED       GAIN/LOSS ON   STOCKHOLDERS'
                                      SHARES  AMOUNT   CAPITAL   EARNINGS    STOCK    COMPENSATION  EQUITY SECURITIES     EQUITY
                                      ------  ------   -------   --------    -----    ------------  -----------------     ------
Balance, December 31, 1992            30,878   $309    $ 15,474  $  3,445   ($4,537)      ($614)         $  --           $14,077
Amortization of deferred
 compensation                             --     --          --        --        --         212             --               212
Purchase of treasury stock                --     --          --        --    (4,152)         --             --            (4,152)
Exercise of stock warrants               637      6         868        --        --          --             --               874
Conversion of debentures
 to common stock                           1     --           3                                                                3
Shares retired                          (427)    (4)       (615)       --        --          --             --              (619)
Cumulative translation adjustments        --     --          --      (119)       --          --             --              (119)
Deferred compensation from
 sale of stock to company ESOP            --     --          --        --        --      (1,533)            --            (1,533)
Net earnings                              --     --          --     7,633        --          --             --             7,633
                                      ------   ----     -------  --------  --------     -------          -----          --------
Balance, December 31, 1993            31,089   $311     $15,730  $ 10,959   ($8,689)    ($1,935)         $  --           $16,376
Amortization of deferred
 compensation                             --     --          --        --        --         189             --               189
Purchase of treasury stock                --     --          --        --    (6,091)         --             --            (6,091)
Exercise of common stock warrants      2,496     25       4,208        --        --          --             --             4,233
Purchase of common stock warrants         --     --      (1,068)       --        --          --             --            (1,068)
Shares retired                        (2,201)   (22)     (3,942)       --     3,964          --             --                --
Issuance of common stock              20,962    209      82,827        --        --          --             --            83,036
Note receivable from stock issuance       --     --          --      (292)       --          --             --              (292)
Unrealized loss on
 available-for-sale securities            --     --          --        --        --          --           (643)             (643)
Cumulative translation adjustments        --     --          --      (251)       --          --             --              (251)
Deferred compensation                    656      7       2,372        --       (38)     (1,437)            --               904
Accrued interest on ESOP obligation       --     --          --        --        --       (296)             --              (296)
Expiration of put provision on
 redeemable common stock                 617      6       1,994        --        --          --             --             2,000
Net earnings                              --     --          --     5,000        --          --             --             5,000
                                      ------   ----    --------  --------  --------     -------          -----          --------
Balance, December 31, 1994            53,619   $536    $102,121  $ 15,416  ($10,854)    ($3,479)         ($643)         $103,097
Amortization of deferred
 compensation                             --     --         (78)       --        --         647             --               569
Note receivable from stock issuance       --     --          --        56                    --             --                56
Exercise of common stock warrants         90      1         197        --        --          --             --               198
Shares retired                           (90)    (1)       (225)       --       226          --             --                --
Acquisitions and other                   422      4       1,559        --        65         (64)            --             1,564
Unrealized gain on
 available-for-sale securities            --     --          --        --        --          --            924               924
Cumulative translation adjustments        --     --          --       120        --          --             --               120
Net (loss)                                --     --          --   (51,004)       --          --                          (51,004)
                                      ------   ----    --------  --------  --------     -------          -----          --------
Balance, December 31, 1995            54,042   $540    $103,574  ($35,412) ($10,563)    $(2,896)          $281           $55,524
                                      ======   ====    ========  ========  ========     =======          =====          ========

See Notes to Consolidated Financial Statements.

                  ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (INCLUDING NOTES APPLICABLE TO THE UNAUDITED PERIODS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization

         Roadmaster Industries, Inc. (the "Company"), formed on June 1, 1987, acquired Roadmaster Corporation ("Roadmaster" or "RMC") on August 10, 1987. Roadmaster is a manufacturer of bicycles, toys and fitness equipment. In September 1993, the Company acquired certain assets of the Flexible Flyer Company ("Flexible Flyer"), and the stock of Flexible Flyer Europe Limited ("Roadmaster Limited"), manufacturers of toy products. In February 1994, the Company acquired substantially all the assets of American Playworld, Inc. ("American Playworld"), a leading manufacturer of trampolines. In December 1994, the Company acquired Diversified Products Corporation ("DP"), Nelson/Weather-Rite, Inc. ("Nelson/Weather-Rite"), Willow Hosiery Company, Inc. ("Willow") and Hutch Sports USA, Inc. ("Hutch") (collectively referred to as the "Sports Subsidiaries") from The Actava Group Inc. ("Actava"). The Sports Subsidiaries manufacture, market and distribute a variety of products including camping equipment, fitness equipment, team sports products and hosiery. In March 1995, the Company acquired the sporting goods division of Forster Manufacturing Company. In April 1995, the Company finalized the acquisition of the business of MZH, Inc. ("MZH"), a manufacturer and marketer of sleeping bags.

 Nature of Operations

         The Company is a United States manufacturer and distributor whose principal lines of business are bikes, toys, fitness, team sports and hosiery products. The principal markets for the Company's products are mass merchandisers located primarily in the United States and Canada.

 Principles of Consolidation

         The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year's presentation.

 Foreign Currency Translation

         The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars using current exchange rates in effect at the balance sheet date for assets and liabilities and weighted average exchange rates for revenues and expenses. The resulting translation adjustments are accumulated as a separate component of stockholders' equity and are included within retained earnings on the consolidated balance sheet.

 Investments

         The Company invests in various equity securities. In May, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires certain debt securities to be reported at amortized cost, certain debt and equity securities to be reported at market with current recognition of unrealized gains and losses, and certain debt and equity securities to be reported at market with unrealized gains and losses as a separate component of stockholders' equity. The Company adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect of adopting Statement 115 as of January 1, 1994 was not material.

         Management determines the appropriate classification of investments as held-to-maturity or available-for-sale at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has classified all investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method.

Inventories

         Inventories are valued at the lower of cost or market and include the combined costs of purchased materials, labor and manufacturing overhead. Cost is determined on approximately 81% and 65% of the inventory at December 31, 1995 and 1994, respectively, using the last-in, first-out (LIFO) method, and the first-in, first-out (FIFO) method on the remaining inventory.

 Depreciation and Amortization

         Depreciation and amortization of plant and equipment are computed using the straight-line method over the estimated useful lives of the related assets: 15-20 years for buildings and 5-15 years for machinery and equipment. Goodwill and other intangible assets, representing costs in excess of net assets acquired, are amortized over 40 years using the straight-line method.

         The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill and other intangible assets may warrant revision or that the remaining balance of goodwill and other intangible assets may not be recoverable. The Company's policy is to recognize any impairment through the reduction of current earnings in the period in which such determination is made (See Note 2 "Impairment of Long-Lived Assets").

         Goodwill and other intangible assets are presented in the consolidated balance sheets net of accumulated amortization of $3,011,000 at December 31, 1995 and $543,000 at December 31, 1994. Other assets and deferred charges are presented in the consolidated balance sheets net of accumulated amortization of $6,586,000 at December 31, 1995 and $1,451,000 at December 31, 1994.

 Income Taxes

         Deferred income taxes are provided for differences between the financial statement and income tax basis of assets and liabilities using enacted tax law. Deferred income tax expense is based on the change in the net deferred income tax asset or liability from period to period. The Company does not provide income taxes on the undistributed earnings of its foreign subsidiaries that are deemed to be permanently reinvested.

 Research and Development

         Expenditures for research and development are charged to operations in the year incurred. Such costs aggregated $3,721,000 in 1995, $1,862,000 in 1994 and $1,081,000 in 1993.

 Product Warranty Costs

         Estimated product warranty costs are provided at the time the Company sells the product, based on experience.

 Cash and Cash Equivalents

         The Company considers cash equivalents to be temporary investments that are readily convertible to cash and have original maturities of three months or less.

 Major Customers

         One of the Company's customers accounted for 26.2%, 28.2% and 28.0% of net sales during 1995, 1994 and 1993 respectively. No other customer accounted for more than 10% of sales in 1995.

         The Company sells to mass merchandisers, including national retailers, regional retailers, and smaller customers. At December 31, 1995 and 1994, the Company had approximately 83% and 85%, respectively, of trade accounts receivable due from national retailers. The Company's credit granting process includes comprehensive analyses of each potential customer's financial condition. In some situations, cash deposits and/or other collateral are required before the Company authorizes a sale. The Company grants credit up to specific amounts after sufficient favorable experience is achieved or if its analysis of the customer's financial condition and operating cash flows provide sufficient comfort.

 Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Fair Value of Financial Instruments

         The following assumptions are used to estimate the fair value of each class of financial instruments:

Cash and Short-term Investments: The carrying amount approximates fair value because of the short maturity of those instruments.

Long-term Investments: The fair values of the Company's investments are estimated based on quoted market prices for those investments at December 31, 1995.

Long-term Debt: The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

 (2) IMPAIRMENT OF LONG-LIVED ASSETS

         In the fourth quarter of 1995, the Company adopted Statement of Financial Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The application of the statement requires the Company to evaluate facts and circumstances that indicate the costs of certain property, plant and equipment and intangible assets may be impaired. The evaluation is based upon the estimated future net cash flows (undiscounted and without interest charges) associated with the property, plant and equipment and intangible assets compared to the carrying value of the asset to determine whether a write-down to fair value is required.

         As a result of this adoption, the Company has included in its consolidated statement of operations an impairment loss of $23,500,000. This amount relates to the goodwill associated with the 1994 acquisition of the Sport Subsidiaries acquired from Actava related to the DP fitness business. Based upon the Company's undiscounted cash flow projections of this business, the Company determined it would not be able to recover the associated goodwill. The amount of the impairment loss is based upon the Company's determination of fair value based on discounted cash flow methodology over a fifteen year period.

(3) REVOLVING LINES OF CREDIT

         At December 31, 1995, the Company had a $275 million revolving credit facility (the "Amended and Restated Revolver"). At December 31, 1994, the Company had a $200 million revolving credit facility.

         Amounts outstanding under the revolving lines of credit facilities at the dates indicated were:

(in thousands)                                                                         December 31,
                                                                              ----------------------------
                                                                                1995                 1994
                                                                              --------             -------
Current:

   Revolver                                                                   $ 85,402             $61,230
                                                                              ========             =======
Long-Term:
   Revolver                                                                   $132,200             $82,000
                                                                              ========             =======



         The amounts classified as long-term at December 31, 1995 and 1994, represent the minimum borrowings that were expected to be outstanding during the next twelve months.

         The Company entered into a revolving credit facility in January 1994 providing $100 million, $50 million of which was subject to restrictions on borrowings pursuant to the Company's $100 million 11.75% Senior Subordinated Notes due 2002 (the "Notes"). This facility had a four year term and provided for interest at the prime rate, as defined, plus 1.25%. Such rate was later reduced to prime plus 0.75%.

         In December 1994, the Company restructured its revolving credit line to include the Sports Subsidiaries, as borrowers. The Revolver provided for borrowings of up to $200 million based on eligible trade receivables and inventory. The Revolver's interest was calculated at the prime rate plus 0.75% (9.25% at December 31, 1994) and included a LIBOR rate option which equals LIBOR plus 2.75%. The unused line fee is 0.25% on the available unused portion of the line. The term of the Revolver was through January 31, 1997.

         In September 1995, the Company amended and restated the Revolver. The Amended and Restated Revolver provides for a term loan facility and a revolving credit facility of up to $300 million, subject to restrictions on borrowings pursuant to certain covenants in the indenture, as amended, for the Company's Notes. The revolving credit facility provides for borrowings of up to $275 million based on eligible trade receivables and inventory. At December 31, 1995, the Amended and Restated Revolver's interest rate was 9.25%. The term of the Amended and Restated Revolver is through September 29, 1998, and is automatically renewed for successive one year terms unless terminated by either the lenders or the Company.

         The Amended and Restated Revolver requires the maintenance of various financial covenants including minimum net worth, fixed maturity coverages and minimum working levels. In the first quarter of 1996, the Company was not in compliance with several of its loan covenants calculated as of December 31, 1995. These events of non-compliance were waived as of December 31, 1995 by the lenders under the Amended and Restated Revolver pursuant to the further amendment and restatement of the Revolver in the first quarter of 1996. At no time was the Company in default with respect to the payment of indebtedness under the Amended and Restated Revolver. The Company expects to remain in compliance with amended covenants in 1996. Unutilized credit available under this facility was approximately $45.9 million at December 31, 1995. At December 31, 1995, the Company had outstanding commercial letters of credit totaling approximately $7.0 million.

(4) INVENTORIES

         Inventories consisted of the following:

(in thousands)                                                                   December 31,
                                                                         ---------------------------
                                                                           1995               1994
                                                                         --------           --------
Raw materials                                                            $ 58,960           $ 57,902
Work in process                                                             9,570              8,604
Finished goods                                                             98,213             88,669
                                                                         --------           --------
                                                                         $166,743           $155,175
                                                                         ========           ========


         If the FIFO inventory valuation method had been used for all inventories, they would have been $2,072,000 higher than reported at December 31, 1995. The estimated current cost of inventories is approximately the same as the LIFO or FIFO inventory values at December 31, 1994.

 (5) PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following:

(in thousands)                                                                   December 31,
                                                                         ---------------------------
                                                                           1995               1994
                                                                         --------           --------
Land                                                                     $  1,420           $  1,420
Buildings                                                                  18,357             17,789
Machinery and Equipment                                                    81,996             67,949
                                                                         --------           --------
                                                                         $101,173           $ 87,158
                                                                         ========           ========

         Additions and improvements to property, plant and equipment are capitalized while maintenance and repairs are charged to expense as incurred. Upon disposal or retirement of property, plant and equipment, the cost and accumulated depreciation are eliminated from the accounts and the gain or loss on the transaction is included in earnings.

         Approximately $31 million of property, plant and equipment was acquired in the acquisition of the Sports Subsidiaries (See Note 14 "Acquisitions").

         Included in machinery and equipment at December 31, 1995 and 1994 is approximately $4,639,000 and $3,165,000, respectively, of equipment under capital leases.

         Depreciation of plant and equipment was $9,660,000 in 1995, $4,662,000 in 1994 and $2,864,000 in 1993.

(6) LONG-TERM DEBT

         Long-Term Debt is summarized as follows at:


(dollars in thousands)                                                           December 31,
                                                                         ---------------------------
                                                                           1995               1994
                                                                         --------           --------
Note payable to a bank, interest at 7%, payable in 60
   monthly installments through June 1998                                $    380           $    515

(dollars in thousands)                                                           December 31,
                                                                         ---------------------------
                                                                           1995               1994
                                                                         --------           --------
Secured loan agreement with the State of Missouri dated
   September 13, 1990, as amended, interest at 1%, due
   June 30, 1995                                                               --                160
Secured note payable for purchase of Flexible Flyer                            --                871
Unsecured Senior Subordinated Notes, interest at 11.75%,
   payable January 15 and July 15, due July 2002                          100,000            100,000
Convertible Subordinated Debentures, interest at 8%,
   payable February 15 and August 15, due August 2003                      51,742             51,742
Urban Development Action Grant ("UDAG") Agreement
   dated August 30, 1983, interest at 6% in first 10 years
   and 4.5% less than prime with a maximum of 8% in
   second 10 years, maturing 1987 to 2003, secured by
   guarantee of Equitex, Inc.                                                 889              1,003
Industrial Development Revenue Bonds, interest at 62%
   of bank prime rate as defined, due 2001                                  1,739              1,707
Industrial Development Revenue Bonds, variable interest
   rates ranging from 5.69% to 7.14%, due in quarterly principal
   payments of $53 from 1989 to 1999                                        1,003              1,395
Secured loan agreement with City of Effingham, Illinois,
   interest at 3%, payable in 60 monthly installments
   through July 1998                                                          156                215
Obligations under capital leases                                            2,816              2,222
Other                                                                          80                128
                                                                         --------           --------
     Total                                                               $158,805           $159,958
Less: Debt held in treasury                                                 9,898             12,250
     Current maturities                                                     1,519              2,429
                                                                         --------           --------
     Total long-term debt                                                $147,388           $145,279
                                                                         ========           ========

         Aggregate maturities are as follows: 1996, $1,519,000; 1997, $1,237,000; 1998, $1,081,000; 1999, $480,000; 2000, $398,000; and thereafter,
$144,192,000.

         In August 1993, the Company issued $51,745,000 of its 8% Convertible Subordinated Debentures ("the Debentures") due 2003. The Debentures are convertible into the Company's $0.01 par value common stock at $4.00 per share. The Company can call the Debentures on or after September 15, 1996 subject to the attainment of certain minimum stock price levels. The Debentures were issued to repay certain term loans under the Roadmaster Loan Agreement, provide funds for the acquisition of Flexible Flyer, and for general corporate purposes.

         In December 1993, the Company issued $100 million of its 11.75% Senior Subordinated Notes (the "Notes") due 2002. The Notes were issued to diminish the Company's reliance on traditional asset-based revolving lines of credit and establish a more permanent capital structure in connection with the Company's long-term growth objectives. The funds were used to partially repay amounts due under the Roadmaster Loan Agreement, meet seasonal working capital requirements and provide for the Company's three year, $35 million capital expenditures budget. Much of the additional expenditures were targeted for cost reduction projects and tooling of new products. The Company repurchased $7.3 million of its Notes in January 1994 and $5.0 million in November 1994. In August 1995, in a private transaction, the Company sold $2.4 million of its Notes held in treasury. The entire $100 million is issued and outstanding, and the $9.9 million repurchased are held in treasury.

         Deferred offering costs of $12.5 million at December 31, 1995, are amortized on the effective interest rate method over the life of the related obligations.

         At December 31, 1993, the Company placed $60 million in an irrevocable trust for the purpose of reducing the previous bank credit facility. Accordingly, the Company treated this transaction as an in-substance defeasance and accounted for the proceeds in the trust account as a reduction in the loan balance. In January 1994, the previous bank credit facility was retired and replaced with the Revolver.

         Under terms of the UDAG agreement between Roadmaster, the City of Olney, Illinois, and the United States Department of Housing and Urban Development ("HUD"), Roadmaster agreed to invest matching funds to renovate, expand, and upgrade its plant and equipment. Roadmaster failed to comply with the schedule of investing funds and, in 1986, HUD terminated the UDAG grant but indicated it would not accelerate the then outstanding loan balance. The City of Olney, Illinois, which administers the UDAG loan, waived the matching requirement under the UDAG agreement and indicated it would not accelerate the loan so long as Roadmaster repaid the loan according to the scheduled maturities. Roadmaster is current in making its scheduled payments under the loan.

(7) INCOME TAXES

         Income tax (benefit) expense for the years ended December 31, 1995, 1994 and 1993 consists of:

                                                        Year Ended December 31, 1993
(in thousands)                               -------------------------------------------------
                                             Current               Deferred              Total
                                             -------               --------              -----
Federal                                     ($31,659)                $6,411            ($25,248)
State                                         (5,955)                 1,202              (4,753)
                                            --------                 ------            --------
                                            ($37,614)                 7,613            ($30,001)
Foreign                                          522                     --                 522
                                            --------                 ------            --------
                                            ($37,092)                $7,613            ($29,479)
                                            ========                 ======            ========


                                                        Year Ended December 31, 1993
(in thousands)                               -------------------------------------------------
                                             Current               Deferred              Total
                                             -------               --------              -----
Federal                                        $ 260                 $1,437              $1,697
State                                           (188)                   507                 319
                                            --------                 ------            --------
                                               $  72                 $1,944              $2,016
Foreign                                          880                     --                 880
                                            --------                 ------            --------
                                               $ 952                 $1,944              $2,896
                                            ========                 ======            ========


                                                        Year Ended December 31, 1993
(in thousands)                               -------------------------------------------------
                                             Current               Deferred              Total
                                             -------               --------              -----
Federal                                       $2,557                 $  573              $3,130
State                                            556                     86                 642
                                            --------                 ------            --------
                                              $3,113                 $  659              $3,772
Foreign                                          257                     --                 257
                                            --------                 ------            --------
                                              $3,370                 $  659              $4,029
                                            ========                 ======            ========

         The Company's effective tax rate varies from the statutory Federal income tax rate as a result of the following items for the years ended December 31, 1995, 1994 and 1993:

(in thousands)                                                 Year Ended December 31,
                                                      -----------------------------------------
                                                      1995              1994               1993
                                                      ----              ----               ----
Tax expense at U.S.
       statutory rate                               ($27,364)           $2,685            $3,982
Increases resulting from--
       Foreign taxes in excess of U.S.
           statutory tax rate                            622               496               171
       State income taxes, net of
           Federal income tax benefit                 (3,187)              313               423
       Jobs tax credit                                  (500)              (21)             (234)
       Capital losses utilization                         --              (559)               --
       Other, net                                        950               (18)             (313)
                                                    --------            ------            ------
Tax expense at effective rate                       ($29,479)           $2,896            $4,029
                                                    ========            ======            ======


         At December 31, 1995, the Company had a foreign tax credit carryforward of $1,002,000 which expires in 1997.

         The components of the net deferred tax asset/(liability) as of December 31, 1995 and 1994 are as follows:

(in thousands)                                                                December 31,
                                                                        ------------------------
                                                                        1995                1994
                                                                        ----                ----
Deferred tax assets:
        Inventory and related reserves                                   $2,064            $1,104
        Warranty and other reserves                                      12,448             7,896
        Alternative minimum tax and jobs credit
          carryforwards                                                   1,550             1,550
        Deferred compensation                                             1,904             2,017
        Unrealized loss on equity securities                                 --               394
        All other, net                                                      423             1,750
        Valuation allowance                                              (3,579)           (4,152)
                                                                       --------           -------
                    Total deferred tax assets                           $14,810           $10,559
                                                                       ========           =======

Deferred tax liabilities:
        LIFO                                                            ($4,398)          ($2,415)
        Property, plant and equipment                                    (4,048)           (2,059)
        Long-term debt                                                       --              (349)
        Unrealized gain on equity securities                               (200)               --
        Restricted stock grants                                              --              (306)
        Loss on sale of assets                                               --               (49)
        All other, net                                                   (3,075)           (1,357)
                                                                       --------           -------
                   Total deferred tax liabilities                      ($11,721)          ($6,535)
                                                                       ========           =======
Net deferred tax asset/(liability)                                       $3,089            $4,024
                                                                       ========           =======


         Related to the acquisition of the Sports Subsidiaries, as of December 6, 1994, a preliminary allocation had been provided for a valuation allowance related to the acquired net deferred tax assets. During 1995, the Company completed its purchase accounting to record the final acquired net deferred tax assets and made adjustment to the initial valuation allowance. Subsequent tax benefits related to the valuation allowance established will be allocated directly to goodwill. As of December 31, 1995, the remaining valuation allowance is $3,579,000. The valuation allowance was established due to the poor earnings history of the acquired Sports Subsidiaries, excluding Nelson/Weather-Rite.

         In management's opinion, based on the Company's earnings history, expectations of future taxable income, and other relevant considerations, it is more likely than not that future taxable income will be sufficient to fully utilize the deferred tax assets, net of the valuation allowance, which existed at December 31, 1995.

(8) LEASES

         The Company leases certain equipment and machinery under noncancellable operating leases. Rent expense was $9,942,000 in 1995, $3,783,000 in 1994 and $2,065,000 in 1993.

         The Company leases certain equipment under capital leases. Future aggregate minimum lease payments under capital and operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1995, are as follows:

(in thousands)
                                                                               Capital            Operating
Year ended December 31                                                          Leases              Leases
- ----------------------                                                          ------              ------
1996                                                                            $1,216             $ 8,965
1997                                                                               864               6,469
1998                                                                               393               5,602
1999                                                                               372               4,042
2000                                                                               314               2,756
Thereafter                                                                          --               5,431
                                                                                ------             -------
                                                                                $3,159             $33,265
                                                                                                   =======
Less: Interest expense                                                             437
                                                                                ------
Present value of future minimum lease payments                                  $2,722
                                                                                ======

(9) COMMITMENTS AND CONTINGENCIES

         Roadmaster Leisure, Inc., a wholly-owned indirect subsidiary of the Company, files a separate Canadian income tax return. Revenue Canada has proposed a reassessment of amounts due under income tax returns previously filed. The Company intends to vigorously oppose any reassessment and believes that, in the event of an unfavorable outcome, amounts payable (net of potential recoveries) will not have a material adverse impact on the Company's annual consolidated results of operations or financial condition.

         The Company and its subsidiaries are involved in certain other legal actions and claims arising in the ordinary course of business. In addition, from time to time the Company becomes aware of certain environmental remediation related matters which may result in the incurrence of non-reimbursable costs. Management believes that the resolution of such contingencies will not have a materially adverse impact on the Company's annual consolidated results of operations or financial position.

         In connection with the acquisition of the assets of American Playworld, the Company granted a price guarantee for the 606,061 shares issued. The seller is guaranteed a price of $4.125 per share by the Company. In the event the seller sells the shares at a price below $4.125, the Company may be required to pay the seller the difference between the price received and $4.125 per share. Any such payment would result in an increase to goodwill.

         In connection with the acquisition of MZH, the Company granted a price guarantee for the 400,000 shares issued. The seller is guaranteed a price of $3.75 per share by the Company. In the event the seller sells the shares at a price below $3.75, the Company may be required to pay the seller the difference between the price received and $3.75 per share. Any such payment would result in an increase to goodwill.

(10) BENEFIT PLANS

         The Company maintains three Employee Stock Ownership Plans (the "Plans" or "ESOP") and each incorporates salary deferral and employer matching contribution features ("401(k)"). The Company makes basic contributions to the Plan in amounts necessary to pay any maturing obligations under any outstanding ESOP loans. The ESOP has no maturity obligations at December 31, 1995. Additionally, the Company periodically makes discretionary contributions of shares of its common stock or cash for the benefit of eligible employees.

         The Company sponsors a 401(k) savings plan under which eligible U.S. employees may choose to save up to 15% of their salary income on a pre-tax basis, subject to certain IRS limits. The Company matches 4% of employee contributions with Company common stock up to a minimum of 1% of net income. The shares for this purpose are provided principally by the Company's ESOP, supplemented as needed by newly issued shares. The Company makes annual contributions to the ESOP. The ESOP shares were initially pledged as collateral for the Company's debt. As the debt is repaid over a 10 year period, shares are released from collateral and allocated to employees who made 401(k) contributions that year. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.

         Compensation expense for the 401(k) match and the ESOP was $696,000 in 1995. The ESOP shares as of December 31, 1995 and 1994 were as follows:

(in thousands, except share amounts)                                           Year Ended December 31,
                                                                              ------------------------
                                                                               1995               1994
                                                                               ----               ----
Allocated shares                                                             2,081,651          1,459,518
Shares released for allocation                                                  69,412                 --
Unreleased shares                                                              624,706            806,387
                                                                               -------            -------
     Total ESOP shares                                                       2,775,769          2,265,905

Total value of ESOP shares                                                     $ 6,606            $ 8,203
                                                                               =======            =======


         The Company has received favorable tax qualification determination letters from the Internal Revenue Service ("IRS") on all three of its Plans.

         The Company also maintains three qualified defined benefit plans on a curtailed basis. Net periodic pension income for the years ended December 31, 1995 and 1994 consisted of the following:

(in thousands)                                                                   Year Ended December 31,
                                                                                ------------------------
                                                                                1995               1994
                                                                                ----               ----
Interest cost on projected obligations                                         $   477            $   466
Actual return on plan assets                                                      (545)              (543)
Net amortization and deferral                                                       55                 33
                                                                               -------            -------
     Net periodic pension income                                               $   (13)           $   (44)
                                                                               =======            =======


         The following table sets forth the funded status at December 31, 1995 and 1994 of the pension plans and amounts recognized in the Company's consolidated financial statements as of December 31, 1995 and 1994:

(in thousands)                                                                      As of December 31,
                                                                                    ------------------
                                                                                 1995               1994
                                                                                 ----               ----
Actuarial present value of:
   Accumulated benefit obligation, including vested
    benefits of $7,389 and $6,209, respectively                                 $7,389             $6,209
                                                                                ======             ======
Projected benefit obligation                                                    $7,389             $6,209
Plan assets at fair value                                                        7,175              6,527
                                                                                ------             ------
Plan assets (less than)/in excess of projected benefit obligation               $ (214)            $  318
Unrecognized net experience loss                                                   909                282
                                                                                ------             ------
     Prepaid pension cost                                                       $  695             $  600
                                                                                ======             ======

         The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 6.5% both in 1995 and 1994. The expected long-term rate of return on assets was 8.5% in both 1995 and 1994. No rate of increase in future compensation levels is considered since the plans are frozen.

         Plan assets are invested in a collective guaranteed investment contract fund, a collective equity investment fund and temporary investments.

         Roadmaster acquired the Actava Group Inc. Sports Group Profit Sharing Plan ("Actava Plan") and the Diversified Products Corporation Profit Sharing/401(k) Plan ("DP Plan") with the 1994 acquisition of the Sports Subsidiaries. The Actava Plan is a defined contribution plan for the employees of Nelson/Weather-Rite and Willow whose assets are invested in money market funds, bond funds and U.S. Treasury Bills. The DP Plan is a defined contribution plan with 401(k) features for the employees of DP whose plan assets are primarily invested in a guaranteed interest contract. Both plans were inactive during 1995.

(11) RELATED-PARTY TRANSACTIONS

         On October 7, 1993, Roadmaster entered into a distribution agreement with MacGregor Sports Products, Inc. ("MSP"), a wholly-owned subsidiary of MacGregor Sports and Fitness, Inc. ("MacGregor"), a publicly-held company engaged in the business of marketing and distributing a broad range of sports, recreational and fitness products under the MacGregor trademark. Roadmaster became the exclusive worldwide distributor of MacGregor brand baseball, softball, basketball, football, soccer, hockey, volleyball, racquet sports, and other products, for a term of five years, with a five-year renewal option. Pursuant to the distribution agreement, Roadmaster is obligated to pay MSP a 3% royalty based on a percentage of Roadmaster's net revenues from products bearing the MacGregor trademarks and brand names, with certain minimum royalties. In addition, Roadmaster acquired certain accounts receivable, inventory, general intangibles and equipment, for a purchase price of $1.6 million. The Company's Chief Executive Officer ("CEO") and Chief Operating Officer are serving or have served as directors of MacGregor. The Company is a significant shareholder of MacGregor.

         Equitex is a major stockholder of the Company and the CEO of Equitex is also the CEO and a director of the Company. Equitex earned management fees of $144,000 for each of the years from 1993 through 1995.

(12) COMMON STOCK

         In connection with the acquisition of Flexible Flyer in September
1993, the Company issued 617,165 shares of redeemable common stock valued at $2.0 million. These shares contained a contractual right to put the shares back to the Company at $3.24 per share. This right expired on October 15, 1994. Accordingly, since this right has expired, these shares were included as a component of stockholders' equity at December 31, 1994 in the accompanying balance sheet.

         During 1994, the Company issued warrants to purchase up to a total of 888,145 shares of the Company's common stock at prices ranging from $3.63 to $4.06 per share. In addition, warrants to purchase 409,175 shares were issued with an exercise price of the fair market value of the Company's common stock at the date of exercise.

         During 1995, the Company issued warrants to purchase up to a total of 1,575,250 shares of the Company's common stock at prices ranging from $2.56 to $4.00 per share. In addition, warrants to purchase 442,700 shares were issued with an exercise price of the fair market value of the Company's common stock at the date of exercise.

         Stock option and warrant transactions are summarized below for the three year period ended December 31, 1995:

                                                                    Number         Exercise
                                                                  of Shares      Price Range
                                                                  ---------      -----------
Options and warrants:
 Options and warrants outstanding
   at January 1, 1993                                             6,085,800     $1.33 - $1.50
 Granted                                                          2,639,205     $1.33 - $6.60
 Exercised                                                         (637,387)    $1.33 - $1.48
 Canceled                                                          (876,705)    $1.33 - $1.48
 Options and warrants outstanding                                ----------     -------------
   at December 31, 1993                                           7,210,913     $1.33 - $6.60
 Granted                                                          1,297,320     $3.63 - $4.06
 Exercised                                                       (2,496,371)    $1.33 - $1.50
 Canceled                                                          (533,434)    $1.33 - $1.50
 Options and warrants outstanding                                ----------     -------------
   at December 31, 1994                                           5,478,428     $1.33 - $6.60
 Granted                                                          2,017,950     $2.56 - $4.00
 Exercised                                                          (90,000)            $1.33
 Canceled                                                           (28,000)    $1.33 - $1.48
 Options and warrants outstanding                                ----------     -------------
   at December 31, 1995                                           7,378,378     $1.33 - $6.60
                                                                 ==========     =============


         As of December 31, 1995, the Company had a total of 7,378,378 shares of common stock reserved for issuance upon exercise of warrants ($1.33-$6.60 exercise price per share).

(13) EARNINGS PER COMMON SHARE

         In 1995, primary and fully diluted earnings per common share were based on the weighted average number of common shares outstanding during the year.

         In 1993 and 1994, primary earnings per common share were based on the weighted average number of common shares outstanding during the year and common stock equivalent shares assumed to be exercised with the proceeds used to repurchase common shares at the average market price for the year.

         In 1993 and 1994, fully diluted earnings per common share further assumed that the proceeds of common equivalent shares were used to repurchase common shares as of the beginning of the year, at the higher of the market price at the close of the period or the average market price for the year, to reflect maximum potential dilution. In 1993, the computation of fully diluted earnings per share also includes interest savings assuming conversion of the Debentures and the 12,936,000 shares issuable under that assumption as the effect of their inclusion is dilutive for 1993.

(14) ACQUISITIONS

ACQUISITION OF MZH

         In April 1995, the Company finalized the acquisition of certain assets and the business of MZH, a manufacturer and marketer of sleeping bags. MZH had revenues of approximately $28 million in 1994. The purchase price included $21.5 million in cash, 400,000 shares of the Company's common stock valued at $1.5 million and the assumption of certain liabilities.

ACQUISITION OF FORSTER

         In March 1995, Hutch acquired the sporting goods division of Forster Manufacturing Company for $7.4 million in cash. The product categories acquired include various backyard and lawn games, including croquet, bocce ball and volleyball.

         The pro forma effect of the 1995 acquisitions on the 1995 financial statements is not material.

ACQUISITION OF THE SPORTS SUBSIDIARIES

On December 6, 1994, the Company exchanged with Actava all of the issued and outstanding capital shares of DP, Hutch, Nelson/Weather-Rite, and Willow, wholly-owned subsidiaries of Actava, for an aggregate 19,169,000 shares of the Company's common stock, par value $0.01 per share valued at $76.7 million.

         The acquisition has been accounted for as a purchase, and the net assets and results of operations are included in the Company's Consolidated Financial Statements beginning December 7, 1994. The purchase price has been allocated to the assets and liabilities of the Sports Subsidiaries based on their estimated fair values. The purchase price and expenses associated with the acquisition exceeded the fair value of net assets by $71.0 million. These amounts have been included in goodwill and other intangible assets.

ACQUISITION OF AMERICAN PLAYWORLD

         In February 1994, the Company acquired the assets and business of American Playworld. American Playworld is a manufacturer of trampolines distributing mainly to mass merchants and had revenues of approximately $17 million in 1993. The purchase price included $7.0 million in cash, 606,061 shares of the Company's common stock valued at $2.5 million, and the assumption of certain trade payables.

ACQUISITION OF FLEXIBLE FLYER COMPANY

         On September 14, 1993, the Company purchased from Par Industries, Inc. ("Par") certain assets and the business of, and assumed certain recorded liabilities incurred in the ordinary course of business by, Flexible Flyer Company, a division of Par. The price paid by the Company for the Flexible Flyer assets and business was approximately $23.0 million. The purchase financing included the issuance of 617,165 shares of redeemable common stock valued at $2.0 million and the assumption of $4.2 million of accounts payable. In addition, the principal stockholders of Par agreed to a five-year non-compete arrangement for which the Company will pay an additional $1.5 million over the five-year period following the closing date of the Flexible Flyer acquisition.

         The acquisition was accounted for as a purchase, and the net assets and results of operations are included in the Company's Consolidated Financial Statements beginning September 14, 1993. The purchase price was allocated to the assets and liabilities of Flexible Flyer based on their estimated fair values. The purchase price and expenses associated with the acquisition exceeded the fair value of Flexible Flyer's net assets by approximately $6.6 million. These amounts have been included in goodwill and other intangible assets.

         The following unaudited pro forma information combines the consolidated results of operations of the Company, Flexible Flyer, American Playworld and the Sports Subsidiaries as if the acquisitions had occurred on January 1 of the respective years, after giving effect to amortization of goodwill and noncompetition agreements and increased interest expense at approximately 8% on average borrowings to finance the acquisition. The pro forma results of operations exclude salary expense for the terminated salary employees not rehired by the Company, as provided for in the Flexible Flyer Acquisition Agreement, and direct costs associated with assets not purchased or liabilities not assumed as provided by the Flexible Flyer Acquisition Agreement. The pro forma information is not necessarily indicative of the results of operations which would have actually been obtained during such periods.

                                                                                       Unaudited
(in thousands except per share data)                                              As of December 31,
                                                                               ------------------------
                                                                               1994                1993
                                                                               ----                ----
Net sales                                                                    $759,373            $651,300
Income (loss) before taxes                                                      4,437              (1,249)
Net income (loss)                                                               2,795                (775)
                                                                             ========            ========
Earnings (loss) per share
   Primary                                                                      $0.06              ($0.02)
                                                                             ========            ========

(15) NEW ACCOUNTING PRONOUNCEMENTS

         In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which is required to be adopted for fiscal years beginning December 15, 1995. The Company anticipates including the appropriate disclosure requirements in its 1996 financial statements. The Company anticipates that there will be no financial statement impact.

(16) RESTRUCTURING CHARGE

         In December 1995, the Company recorded a restructuring charge of $7.5 million, primarily related to the closure of its Tyler, Texas manufacturing facility and the downsizing of its European distribution operations. The operations of the Tyler facility will be integrated with the Company's Opelika, Alabama manufacturing operations enabling the Company to reduce fixed costs and increase utilization and efficiency of existing manufacturing facilities. The components of the restructuring charge include $1.4 million for employee severance, $3.9 million to cover lease obligations for facilities which will no longer be needed and $2.2 million for the maintenance, security and other facility related carrying costs. Total cash expenditures of $7.5 million are included in this charge. All employees were notified of this restructuring by December 31, 1995. The Company plans to substantially complete all related restructuring activities by December 31, 1996.

(17) SUBSEQUENT EVENT

         On March 8, 1996, the Company completed the sale of the assets of its Nelson/Weather-Rite camping division, including MZH, to Brunswick Corporation for cash consideration of $120 million. The sale includes the purchase of all the assets and the assumption of accounts payable and accrued liabilities, which totaled $87.7 million at December 31, 1995. Such transaction was consummated on March 8, 1996. The final purchase price is subject to ordinary post closing adjustments based on closing working capital levels. The Company used the net proceeds to reduce its outstanding revolving credit facility by approximately $120 million. Pending final purchase price adjustments, the Company expects a pretax gain of more than $25 million to be recognized in the first quarter of 1996.

(18) QUARTERLY FINANCIAL DATA (UNAUDITED)

 (in thousands, except per share data)                             1995 Quarter Ended
                                              ------------------------------------------------------------
                                              December 31     September 30        July 1           April 1
                                              -----------     ------------        ------           -------
 Net Sales                                     $207,395         $175,221         $172,713         $175,546
 Gross Profit                                    18,496           24,376           19,778           23,957
 Net (Loss) Earnings                            (41,745)(1)       (2,203)          (5,579)          (1,477)
 Per Common Share -
        Net (Loss) Earnings                    $   (.85)        $   (.04)        $   (.11)        $   (.03)


 (in thousands, except per share data)                             1994 Quarter Ended
                                              ------------------------------------------------------------
                                              December 31      October 1          July 2           April 2
                                              -----------      ----------         ------           -------
 Net Sales                                     $151,705         $103,102         $102,566          $98,288
 Gross Profit                                    20,623           17,880           15,353           12,934
 Net Earnings                                       170            2,995            1,053              782
 Per Common Share -
        Net Earnings                           $    .00         $    .09         $    .03          $   .03


(1) This loss includes costs associated with the impairment loss and restructuring costs.

                                                                     SCHEDULE II

                  ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (in thousands)

                                                                      Additions
                                                               ------------------------
                                                  Balance at   Charged to      Charged                           Balance
                                                  Beginning    Costs and       to Other                           at End
                                                  of Period     Expenses       Accounts       Deductions        of Period
                                                  ---------     --------       --------       ----------        ---------
Allowance for doubtful receivables-
 Year ended-
  December 31, 1995                                 $1,744        $689          $2,339        ($3,363)            $1,389
  December 31, 1994                                    411          82           1,300 (3)        (49) (1)         1,744
  December 31, 1993                                    828         (51)             84 (2)       (450) (1)           411

Valuation allowance for deferred tax assets-
 Year ended-
  December 31, 1995                                 $4,152         $--             $--          ($573)            $3,579
  December 31, 1994                                     --          --           4,296 (3)       (144)             4,152
  December 31, 1993                                     --          --              --             --                 --


Notes:   (1) Represents amounts charged off as uncollectible.
         (2) Represents amounts assumed through the acquisition of Flexible Flyer Company.
         (3) Represents amounts assumed through the acquisition of the Sports Subsidiaries.