Form 10-K405/A
period 1995-12-31
ROADMASTER INDUSTRIES INC
filed 1996-04-26
CIK 818350

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                FORM 10-K/A-1


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

                      DOCUMENTS INCORPORATED BY REFERENCES


                                    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     Henry Fong, age 59, has been the President, Chief Executive Officer, Treasurer and a director of the Company since its inception in 1987. He has also served as a director of Roadmaster Corporation ("RMC"), the Company's principal operating subsidiary, since August 1987. He has been the President and a director and a significant stockholder of Equitex, a publicly held business development company, since January 1983. Equitex is the second largest stockholder of the Company. Since February 1991, Mr. Fong has served as the Chairman of the Board of Directors and Treasurer of MacGregor Sports and Fitness, Inc., a publicly held company engaged in the business of marketing and distributing a broad range of sports, recreational and fitness products under the MacGregor trademark. From 1959 to 1982, Mr. Fong served in various accounting, finance and budgeting positions with the Department of the Air Force. During the period from 1972 to 1981, he was assigned to senior supervisory positions at the Department of the Air Force headquarters in the Pentagon. In 1978, he was selected to participate in the Federal Executive Development Program and in 1981, he was appointed to the Senior Executive Service. In 1970 and 1971, he attended the Woodrow Wilson School, Princeton University as a Princeton Fellow in Public Affairs. Mr. Fong received the Air Force Meritorious Civilian Service Award in 1982. Mr. Fong is a certified public accountant. In March 1994, Mr. Fong was one of twelve CEOs selected as Silver Award winners in Financial World magazine's Corporate American "Dream Team."

     Edward E. Shake, age 51, has been the Chief Operating Officer of the Company since December 1994 and a director of the Company since May 1993. Mr. Shake has been employed by the Company or its predecessor since 1974. He has been the President of RMC since February 1991 and was Vice President -- Operations of RMC from April 1984 to February 1991. Mr. Shake has been a director of RMC since January 1992. Mr. Shake served as a director of MacGregor Sports and Fitness, Inc. from December 1991 to January 1995, and has served as a director of the Olney Trust Bank since March 1993. Mr. Shake holds a B.S. degree from David Lipscomb University, B.S. and M.S. degrees in engineering from the University of Tennessee and an A.M.P. degree from Harvard University.

     Louis J. Conti, age 76, has served as a director of the Company since October 1992. He was previously a director of the Company from October 1987 until October 1990. From February 1975 to February 1994, Mr. Conti was a director of Emerson Electric Company, a publicly held company engaged in the manufacturing and marketing of electric products for the consumer and industrial markets. From September 1990 to February 1994, Mr. Conti was a director of Esco Electronics Corporation, a publicly held company engaged principally in the manufacture of defense and commercial systems and products. From 1956 to 1982, he was an officer of GATX Corporation ("GATX"), which provides financial, leasing capital and transportation services, where he headed various subsidiaries of that company. Mr. Conti also served on the Board of Directors of GATX from 1969 to 1978. From 1983 until his retirement in 1985, Mr. Conti was Chairman and Chief Executive Officer of Marine Transport Lines, Inc. ("MTL"), an independent ship owner and operator. Mr. Conti also served as a director of MTL from 1983 to 1987. From 1977 through 1985, Mr. Conti was Chairman of the Reserve Forces Policy Board of the United States Department of Defense. Mr. Conti retired from the U.S. Marine Corps Reserve in 1979 as a Major General.

     James H. Rand, age 52, has served as a director of the Company since July 1993. Mr. Rand is Chief Executive Officer and a principal stockholder of Koch Label Company, L.L.C., a manufacturer of paper and plastic labels for the international beverage and food industries. Since 1986, Mr. Rand also has been President and principal shareholder of Rand & Company, a company engaged in ship owning and agency, real estate investment and venture capital investment. From 1993 to 1995, Mr. Rand was Chief Executive Officer of Kredietbank Global Management, Inc., a registered investment advisory firm specializing in the investment management of pension and other institutional accounts. From 1990 to 1991, Mr. Rand was Senior Vice President with Wright Investor's Service, a registered investment advisor. From 1978 to 1986, Mr. Rand was an officer of Marine Transport Lines, Inc., an independent ship owner and operator, where he held a variety of positions, including President and Chief Operating Officer (1979-1985) and Chairman and Chief Executive Officer (1985-1986). Mr. Rand has since 1988 been an underwriting member of Lloyd's and since 1987 has served as a director of Navinvest, Ltd., a private maritime investment company.

     Stephen P. Bradley, age 55, has served as a director of the Company since March 1994. Professor Bradley is the William Ziegler Professor of Business Administration and the Senior Associate Dean for Faculty Development at the Harvard Business School. He is currently the Faculty Chairman of the Executive Program in Competition and Strategy and teaches Competition and Strategy in the MBA and executive programs. He is a past Chairman of the Managerial Economics Area at the school. Professor Bradley received his B.E. in Electrical Engineering from Yale University in 1963, where he was elected to TAU BETA PI, and his M.S. and Ph.D. in Operations Research from the University of California, Berkeley, in 1965 and 1968, respectively. Prior to coming to Harvard, he was with the Center for Exploratory Studies of the IBM Corporation. Professor Bradley is a member of the board of directors of the Controlled Risk Insurance Company, Ltd., associate editor of Interfaces, and a past member of the editorial board of the Harvard Business Review.

     John D. Phillips, age 53, has served as a director of the Company since December 1994. Mr. Phillips has been President, Chief Executive Officer and a director of Metromedia since November 1995. Metromedia is the successor by merger to Actava. From April 1994 to November 1995, Mr. Phillips was President, Chief Executive Officer and a director of Actava. From February 1989 to September 1993, Mr. Phillips was a director of Resurgens Communications Group Inc. ("Resurgens"), the Chief Executive Officer thereof from May 1989 to September 1993 and Chairman of its Board of Directors from June 1989 to September 1993. In 1993, Resurgens merged with Metromedia Communications Corporation and LDDS Communications, Inc. in a transaction that created the fourth largest long-distance company in the country. From 1985 to 1988, Mr. Phillips was Chairman and Chief Executive Officer of Advanced Telecommunications Corporation.

     Clay C. Long, age 60, has served as a director of the Company since December 1994. Mr. Long is, and has been for more than five years, the Chairman and founding partner of the Atlanta, Georgia law firm of Long, Aldridge & Norman. In addition to serving as Chairman of that firm, Mr. Long engages in a full-time legal practice specializing in corporate mergers and acquisitions. Mr. Long currently serves as the Chairman of the Board of Trustees of the Georgia Conservancy and as a board member of the Metropolitan Atlanta Community Foundation. By appointment of the Governor of the State of Georgia, Mr. Long serves as a board member of Jekyll Island Authority and holds numerous other legal, business and community service positions and directorships. Mr. Long has a B.A. degree from Birmingham-Southern College, attended Kings College, University of London on a Rotary Foundation Fellowship and received his law degree from Harvard Law School.

     Michael P. Marshall, age 53, has served as a director of the Company since December 1994. Mr. Marshall is a private investor. Mr. Marshall is, and has been for more than five years, Chairman, President and a majority stockholder, and currently is the sole stockholder, of Marshall & Co., a holding company for various investment banking and securities related businesses. In March 1989, the securities brokerage and investment banking business of Marshall & Co. was acquired by Wheat First Securities, Inc. Mr. Marshall was a managing director in the Atlanta, Georgia office of Wheat First Securities, Inc. from March 1989 through August 1989. Mr. Marshall was Chairman or Co-Chairman of Resurgens from September 1989 to September 1993. Mr. Marshall has a B.A. degree in finance from the University of Georgia.

     Carl E. Sanders, age 70, has served as a director of the Company since December 1994. Mr. Sanders is and has been Chief Partner of the Atlanta, Georgia law firm of Troutman Sanders (or its predecessor firm) since 1967 and was Governor of the State of Georgia from 1963 to 1966. He was Chairman of the Rules Committee of the 1964 Democratic National Convention, a member of the Executive Committee of the National Governors Conference, and Chairman of the Southern Regional Education Board. He was Chairman of the Southern Governors Conference in 1965. Prior to becoming Governor, he served one term in the Georgia House of Representatives and three terms in the Georgia State Senate. He was President Pro Tem of the State Senate from 1960 to 1963. He also serves as a member of the board of directors of Carmiko Cinemas, Inc., First Union Corporation of Georgia, Matria Healthcare, Inc., Learning Technologies, Ltd., Norrell Corporation and Metromedia. He is a member of the Atlanta Committee for the Olympic Games as well as the National Science Center Foundation. In November, 1989, the Emperor and Government of Japan bestowed upon Governor Sanders the Order of the Sacred Treasure, Gold and Silver Award, for significant contributions in promoting friendly relations between the United States and Japan. Governor Sanders is a graduate of the University of Georgia, where he also received his Juris Doctor Degree.

     Charles E. Sanders, age 47, has served as the Company's Principal Accounting Officer since November 1995. Mr. Sanders has also served as the Company's Vice President and Secretary since 1993. Mr. Sanders has been Executive Vice President -- Administration and Treasurer of RMC since August 1994 and prior to that was Vice-President -- Treasurer of RMC from September 1990 to August 1994. Mr. Sanders has a B.S. degree in accounting from Southern Illinois University. Mr. Sanders has been employed by the Company or its predecessor since 1971.

     Jeff L. Hinton, age 32, has served as the Company's Director of Plans, Programs and Corporate Development since November 1995. From December 1994 to November 1995, Mr. Hinton served as Chief Financial Officer of the Company. From August 1993 to December 1994, Mr. Hinton served as the Company's Director for Financial Planning and Analysis and Business Development. From October 1992 to August 1993, Mr. Hinton was the Company's Manager of Internal Audit. From September 1989 to October 1992, Mr. Hinton held various positions with Northern Telecom, Ltd., a telecommunications equipment manufacturer, most recently as a Manager in the Internal Audit Services Group. Mr. Hinton is a certified public accountant and holds an M.B.A. degree from Vanderbilt University and a B.S. degree in Accounting from David Lipscomb University.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who beneficially own more than ten percent of the Common Stock to file initial reports of ownership of the Company's securities and reports of changes in such ownership with the Securities and Exchange Commission (the "SEC"). Persons subject to these reporting requirements are also required by SEC regulations to furnish the Company with copies of all
Section 16(a) reports they file. Based solely on a review of copies of the SEC reporting forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during fiscal 1995, all such executive officers and directors of the Company made all required Section 16(a) filings on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION



COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth information concerning compensation received by the Company's Chief Executive Officer and its three other executive officers in 1995 for services rendered in all capacities (including service as a director or as an officer or director of the Company's subsidiaries) during the Company's last three years during which the Named Executive Officer was an executive officer.

                           SUMMARY COMPENSATION TABLE

                                                       ANNUAL COMPENSATION(1)                 LONG TERM COMPENSATION
                                                    -----------------------------   ------------------------------------------
                                                                           OTHER    RESTRICTED
                 NAME AND                                                 ANNUAL      STOCK
            PRINCIPAL POSITION                                   BONUS    COMPEN-    AWARD(S)       OPTIONS/       ALL OTHER
           AT DECEMBER 31, 1995              YEAR   SALARY      ($)(2)    SATION       ($)          SARS (#)      COMPENSATION
           --------------------              ----   -------     -------   -------   ----------      --------      ------------
Henry Fong.................................  1995   600,000(4)        0       --            0 (5)         0 (6)   1,515,584(3)
  President and Chief Executive Officer      1994    71,154           0       --    1,453,125       750,000       1,208,500(7)
                                             1993    35,000(4)        0       --            0             0         143,667(8)

Edward E. Shake............................  1995   450,000(4)        0       --            0 (5)         0 (6)     490,819(9)
  Chief Operating Officer                    1994   228,520      67,000       --    1,089,844       281,250         372,532(10)
                                             1993   195,200(4)  168,000       --            0             0         293,541(11)

Jeff L. Hinton(12).........................  1995   119,833           0       --            0             0 (6)     101,027(13)
  Director of Plans, Programs and Corporate  1994    70,333      10,500       --            0        20,000          65,886(14)
  Development                                1993        --          --       --           --            --              --

Charles E. Sanders(15).....................  1995   111,000           0       --            0             0         100,441(16)
  Vice-President and Secretary               1994        --          --       --           --            --              --
                                             1993        --          --       --           --            --              --

- ---------------

 (1) The amounts shown do not include certain indirect compensation, the value of which for each officer did not exceed the lesser of $50,000 or 10% of the aggregate compensation for such officer.
 (2) No amounts were earned by any of the Named Executive Officers in 1995 under the Company's Annual Bonus Plan due to the failure to meet Bonus targets.
 (3) Includes aggregate payment of $292,670 representing further partial payment for services rendered in 1993 in connection with the successful completion of the offerings for the Company's Convertible Subordinated Debentures (the "Debenture Offering") and its Senior Subordinated Notes (the "Notes Offering") and the acquisition of the Flexible Flyer division of Par Industries, Inc. (the "Flexible Acquisition"). Payment of the foregoing amounts was not deferred at the election of the named officer. See footnotes 7 and 8. Also includes the payment of $595,000 for services rendered in connection with activities leading to the acquisition of the Sports Subsidiaries. Also includes payment of a one-time award of $510,000 approved by the Company's Board of Directors in 1994. Payment of the deferred amounts were not deferred at the election of the named officer. Also includes an aggregate of $117,914 with respect to a split dollar life insurance policy for Mr. Fong representing the premiums paid for the term life insurance portion of such policy and the "loan value" of the premiums paid for the non-term life insurance portion of such policy.
 (4) Includes $30,000 for Mr. Fong and $30,000 for Mr. Shake in 1994, and $35,000 for Mr. Fong and $35,200 for Mr. Shake in 1993 for their services as directors of the Company and its subsidiaries. Effective October 1994, the Company revised its director compensation policy such that only non-employee directors are eligible to receive compensation for their service as directors.
 (5) Represents the value of restricted stock granted to the named officer pursuant to the KESIP. Shares vest on the fifth anniversary of the date of grant, subject to certain accelerated vesting rights, including in the event of a Change in Control of the Company. On December 31, 1995, Mr. Fong and Mr. Shake held 375,000 and 281,250 shares, respectively, of restricted stock valued at $890,625 and $667,969, respectively, based on the closing sales price of the Common Stock on the New York Stock Exchange on the last business day prior to such date.
 (6) Represents options granted to the named officer under the KESIP. Twenty percent (20%) of the total options granted vested as of the date of grant and twenty percent (20%) vest on each anniversary of the initial date of grant.
 (7) Consists of partial payments for services rendered in 1993 in connection with the successful completion of the Debenture Offering, the Notes Offering and the Flexible Acquisition. Payment of the foregoing amount had not been deferred at the election of the named officer. See footnotes 3 and
     8. Excludes $595,000 payable to the named officer, subject to conditions subsequent, for services rendered in connection with activities leading to the acquisition of the Sports Subsidiaries. As of December 31, 1994, such payment was contingent on the assimilation of the Sports Subsidiaries into the Company. Also excludes a one-time award of $510,000 approved by the Company's Board of Directors in 1994 and payable in 1995, which was subject to the named officer's continued employment at such time, for services to be performed by Mr. Fong in 1995 and beyond. Payment of the deferred amounts were not deferred at the election of the named officer.
 (8) Includes $66,667 earned in 1992 in connection with activities leading to a recapitalization of the Company's financial structure, but not paid until 1993. In 1993, Mr. Fong earned $2,120,685 for services rendered in connection with the successful completion of the Debenture Offering, the Notes Offering and the Flexible Flyer Acquisition. Of such sum, $77,000 was paid in 1993. Payment of the remaining amount was not deferred at the election of the named officer. See footnotes 3 and 7.
 (9) Includes payment of $262,500 representing final payment for services in 1993 in connection with the successful completion of the Notes Offering. Also includes payment of a one-time award of $100,000 approved by the Company's Board of Directors in 1994. Also includes $60,000 representing final payment for activities leading to the acquisition of the Sports Subsidiaries. Payment of the deferred amounts were not deferred at the election of the named officer. Also includes $1,500 representing the Company's matching contribution under its 401(k) Plan and $3,752 representing the Company's 1995 ESOP contribution on behalf of Mr. Shake. Such latter amount includes the market value of 1,000 shares of Common Stock and cash of $1,603 allocated to Mr. Shake's account for the purchase of shares pursuant to the ESOP. For each period indicated, all of Mr. Shake's ESOP shares are fully vested pursuant to the terms of the ESOP. Also includes $3,600 of premiums paid for a term life insurance policy for Mr. Shake. Also includes an aggregate of $56,467 with respect to a split dollar life insurance policy for the named executive officer representing the premiums paid for the term life insurance portion of such policy and the "loan value" of the premiums paid for the non-term life insurance portion of such policy.
(10) Includes $367,500 awarded in 1994 for the named officer's services in negotiating the Company's 1994 revolving credit facility. Also includes $1,421 representing the Company's matching contribution under its 401(k) Plan and $3,611 representing the market value of 996 shares allocated to Mr. Shake pursuant to the ESOP. Excludes a onetime award of $100,000 approved by the Company's Board of Directors in 1994, which was paid in 1995, for services performed by Mr. Shake, which are expected to benefit the Company in 1995 and beyond. Also excludes $60,000 payable to the Named Executive Officer, subject to conditions subsequent, for activities leading to the acquisition of the Sports Subsidiaries into the Company. As of December 31, 1994, such payment was contingent on the assimilation of the Sports Subsidiaries into the Company. See footnote 9. Payment of the deferred amounts were not deferred at the election of the named officer.
(11) Includes payment of $259,019 earned in 1993 in connection with the successful completion of the Debenture Offering and the Flexible Acquisition. Also includes $1,852 representing the Company's matching contribution under its 401(k) Plan and $6,617 representing the market value of 1,963 shares allocated to Mr. Shake pursuant to the ESOP. Also includes $26,053 in interest forgiven on a loan from the Company to Mr. Shake described under "Certain Relationships and Related Transactions." Excludes $262,500 earned in 1993 in connection with the successful completion of the Notes Offering payable by the Company on or before December 31, 1995, subject to compliance with various debt covenants and internal cash management practices. Payment of the deferred amount was not deferred at the election of the named officer.
(12) Mr. Hinton became an executive officer of the Company upon his appointment as Vice President and Chief Financial Officer in 1994. In 1995, Mr. Hinton was appointed as Director of Plans, Programs and Corporate Development and resigned as Chief Financial Officer of the Company. Accordingly, only compensation information for 1994 and 1995 for Mr. Hinton is reported.
(13) Includes payment of a one-time award of $70,000 approved by the Company's Board of Directors in 1994. See footnote 14. Also includes payment of $27,000 for activities leading to the acquisition of the Sports Subsidiaries. See footnote 14. Payment of the deferred amounts were not deferred at the election of the named officer. Also includes $3,752 representing the Company's 1995 ESOP contribution on behalf of Mr. Hinton. Such amount includes the market value of 714 shares and cash of $1,145 allocated to Mr. Hinton's account for purchase of shares pursuant to the ESOP. Excludes $23,617 representing payments to Mr. Hinton in 1996 in connection with his relocation to the Company's executive office. See "Certain Relationships and Related Transactions."
(14) Includes $62,120 awarded in 1994 for Mr. Hinton's services in negotiating the Company's 1994 revolving credit facility. Includes $3,566 representing the market value of 983 shares allocated to Mr. Hinton pursuant to the ESOP. Excludes $27,000 payable to the named officer, subject to conditions subsequent, for activities leading to the acquisition of the Sports Subsidiaries. As of December 31, 1994, such payment was contingent on the assimilation of the Sports Subsidiaries into the Company. Also excludes a one-time award of $70,000 approved by the Company's Board of Directors in 1994, which was paid in 1995, for services performed by Mr. Hinton, which are expected to benefit the Company in 1995 and beyond. Payment of the deferred amounts were not deferred at the election of the named officer. See footnote 13.
(15) Mr. Sanders became an executive officer of the Company upon his appointment as Principal Accounting Officer of the Company in 1995. Accordingly, only compensation information for 1995 for Mr. Sanders is reported.
(16) Includes a one-time award of $80,000 approved by the Company's Board of Directors in 1994, payable in 1995, subject to the named officer's continued employment at such time, for services to be performed by Mr. Sanders, in 1995 and beyond, which are expected to benefit the Company. Payment of the deferred amounts were not deferred at the election of the named officer. Also includes $15,000 for services in connection with activities leading to the acquisition of the Sports Subsidiaries. As of December 31, 1994, such amount was contingent on the assimilation of the Sports Subsidiaries. Also includes $1,110 representing the Company's matching contributions under its 401(k) Plan and $3,752 representing the Company's 1995 ESOP contribution on behalf of Mr. Sanders. Such latter amount includes the market value of 925 shares and cash of $1,487 allocated to Mr. Sanders' account for the purchase of shares pursuant to the ESOP.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     No options or stock appreciation rights were granted in 1995 to the Company's Named Executive Officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

     The following table sets forth certain information concerning unexercised options held at December 31, 1995 by the Named Executive Officers listed in the Summary Compensation Table.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION VALUES (1)

                                                              NUMBER OF UNEXERCISED       VALUE OF UNEXERCISED
                                     SHARES                        OPTIONS AT            IN-THE-MONEY OPTIONS AT
                                   ACQUIRED ON    VALUE             FY-END(#)                 FY-END($)(2)
NAME                               EXERCISE(#)   REALIZED   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
- ----                               -----------   --------   -------------------------   -------------------------
Henry Fong.......................         --          --         540,000/450,000                   214,800/0
Edward E. Shake..................     35,000      58,450         568,661/334,137             464,688/166,829
Charles E. Sanders...............     15,000      21,300           30,000/34,000               21,190/21,190
Jeff L. Hinton...................     15,000      25,050           17,000/15,000                 8,055/2,685

- ---------------

(1) Options herein includes stock warrants.
(2) Based on the closing sales price for the Common Stock as reported on the New York Stock Exchange on December 29, 1995 of $2.375 per share.

PENSION PLAN

     The Roadmaster Corporate Retirement Benefit Plan for Salaried Employees (the "Pension Plan"), a noncontributory defined benefit plan, was amended effective December 31, 1989 to provide that no hours of service, years of credit service, compensation increase or other service performed after December 31, 1989 would be counted for any purpose under the Pension Plan, so that all benefit accruals under the Pension Plan would cease effective as of December 31, 1989 and all participants in the Pension Plan would be fully vested in their accrued benefits effective as of December 31, 1989.

     Mr. Shake and Mr. Sanders are the only executive officers eligible to participate in the Pension Plan. Benefits provided under the Pension Plan for Mr. Shake and Mr. Sanders are frozen at $7,503 and $4,048 per year, respectively. Such benefits are payable at age 65 (normal retirement age). Benefits provided under the Pension Plan are in addition to normal Social Security retirement benefits and maximum benefits under the Pension Plan currently are limited to $115,641 for each participant.

EMPLOYMENT AGREEMENTS

     In connection with the acquisitions of the Sports Subsidiaries, Henry Fong and Edward E. Shake each entered into five year employment agreements with the Company. Certain provisions of such Employment Agreements are discussed below. The Agreements are subject to automatic renewal for additional one year terms unless terminated by either party upon thirty days written notice prior to the end of the initial or successive terms.

     The Employment Agreements for Mr. Fong and Mr. Shake provide that for all services rendered under such agreements, the Company will pay Mr. Fong and Mr. Shake a salary of $600,000 per year and $450,000 per year, respectively. In addition, the Company will provide Mr. Fong and Mr. Shake with such other benefits as may, from time to time, be approved by the Board of Directors. Mr. Fong and Mr. Shake are required to devote their full time, attention and energies to the business of the Company, except that Mr. Fong may continue to serve as President and a director of Equitex and may pursue such other business investments (other than as an employee) as he shall elect as long as such duties and pursuits do not interfere with his duties to the Company and are not in competition, either directly or indirectly, with the activities of the Company.

     Mr. Fong and Mr. Shake have agreed to certain covenants with respect to confidential information of the Company and have agreed that during the term of their respective employment and for a period of twenty-four months thereafter, irrespective of the manner or reason for termination of their employment, that they will not engage in, supervise, assist or own any interest in any entity engaged in substantially the same business as the Company in the geographic areas in which the Company operates.

     The Employment Agreements may be terminated "for cause" by the affirmative vote of a majority of the Board of Directors entitled to vote thereon. "Cause" is generally defined as (i) conviction with respect to any felony; (ii) a willful refusal by the employee to perform material duties and responsibilities required in connection with his employment; (iii) a breach by the employee of any covenant, warranty, representation or condition in his Employment Agreement;
(iv) substantial disability for a specified period or (v) any misappropriation, theft or embezzlement of funds of the Company or any other act of fraud or deceit.

     Each Employment Agreement may be terminated without cause by the affirmative vote of two-thirds of the members of the Company's entire Board of Directors if the Company is "profitable" and by the affirmative vote of a majority of the Board if the Company is not "profitable." For purposes of the Employment Agreements, the Company shall be deemed to be profitable if the most current audited consolidated financial statements of the Company and its subsidiaries for the preceding fiscal year reflect positive net income from continuing operations calculated in accordance with generally accepted accounting principles.

     In the event Mr. Fong's Employment Agreement is terminated without cause while the Company is profitable, the Company is obligated to continue to pay Mr. Fong all compensation payable under his Employment Agreement during the remainder of its then current term. In the event Mr. Shake's Employment Agreement is terminated without cause while the Company is profitable, the Company is obligated to continue to pay Mr. Shake all compensation payable under his Employment Agreement for the longer of the remainder of its then current term or twenty-four months.

DIRECTORS' FEES AND COMPENSATION

     All directors are reimbursed for all expenses incurred in attending board and committee meetings. Each director who is not an employee of the Company also is paid: (i) an annual retainer of $20,000, payable in equal monthly installments; (ii) $1,000 for each Board meeting attended and (iii) $1,000 per committee meeting attended for committee meetings conducted on a date different from the date of a meeting of the Board of Directors. In addition, each nonemployee director is eligible, pursuant to the Company's Directors Restricted Stock Plan, to receive each year that number of shares of Common Stock having a Fair Market Value of $10,000 upon annual reelection to the Board.

DIRECTORS' RESTRICTED STOCK PLAN

     In October 1994, the Board of Directors adopted a new multi-year Directors' Restricted Stock Plan (the "DRSP") for its outside directors as a means of encouraging ownership of the Company's Common Stock and to more closely align the interests of its outside directors with the interests of the Company's stockholders in general. The DRSP is intended to be a self-administering plan which permits the participation of all non-employee directors. The DRSP provides that during the term of such plan, each individual who is elected to serve as a non-employee director will, on the day immediately following the non-employee director's election to the Board, be granted restricted stock having a value on such date of $10,000. The number of shares to be granted is calculated by dividing $10,000 by the Fair Market Value (as defined) of the Common Stock on the date of grant. Annual grants in the same amount will be made each time an individual is elected or re-elected to serve as a non-employee director. Shares generally vest upon the last day of the director's term for which shares were awarded; provided, however, that all unvested shares will become one hundred percent (100%) vested upon the death, disability or retirement of the participant or upon the effective date of a Change in Control (as defined) of the Company. A total of 87,500 shares are available for grant under the DRSP, of which 22,400 shares have been granted as of the date of the Record Date. Each director was awarded 3,200 shares on June 15, 1995.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. Conti and Mr. Rand served on the Compensation Committee for 1995. The Company had no compensation committee interlocks or insider participation on the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT



     The following table sets forth, as of April 18, 1996, certain information concerning ownership of Common Stock by: (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each director individually, (iii) the Company's Chief Executive Officer and each other executive officer listed in the Summary Compensation Table (collectively, a "Named Executive Officer"), and (iv) all directors and executive officers of the Company as a group. The determinations of "beneficial ownership" of Common Stock are based upon Rule 13d-3 under the Exchange Act. Such rule provides that shares will be deemed "beneficially owned" where a person has, either solely or in conjunction with others, the power to vote or to direct the voting of shares and/or the power to dispose, or to direct the disposition of, shares or where a person has the right to acquire any such power within 60 days after the date such "beneficial ownership" is determined.

                                                                            NUMBER OF
                                                                              SHARES
NAME AND ADDRESS OF                                                        BENEFICIALLY   PERCENT
 BENEFICIAL OWNER                                                             OWNED(1)    OF CLASS
- -------------------                                                        ------------   --------
Equitex, Inc(2)..........................................................     5,105,437     10.3%
Henry Fong(3)(4).........................................................     7,087,242     13.8%
Edward E. Shake(5)(6)....................................................     1,240,190      2.5%
Charles E. Sanders(5)(7).................................................       138,122      *
Jeff L. Hinton(8)(9).....................................................        36,697      *
Louis J. Conti(10)(11)...................................................        78,200      *
James H. Rand(11)(12)....................................................        28,200      *
Stephen P. Bradley(11)(13)...............................................        28,200      *
John D. Phillips(11)(14)(15).............................................    19,197,200     38.5%
Clay C. Long(11)(16).....................................................        58,200      *
Michael P. Marshall(11)(17)..............................................        28,200      *
Carl E. Sanders(11)(18)..................................................        38,200      *
Metromedia International Group, Inc.(19).................................    19,169,000     38.5%
All executive officers and directors as a group (11 persons)(20).........    27,958,651     53.6%

- ---------------

   * Less than 1%.
 (1) Unless otherwise indicated, the named individual or entity has sole voting and investment power with respect to all shares shown as beneficially owned by such person. For each beneficial owner, the number of shares outstanding and the percentage of stock ownership includes the number of common and common equivalent shares (including options and warrants exercisable within 60 days) owned by such individual or entity.
 (2) The address of Equitex, Inc. is 7315 E. Peakview Avenue, Englewood, Colorado 80111.
 (3) The address of Mr. Fong is 2401 PGA Boulevard, Suite 280F, Palm Beach Gardens, Florida 33410.
 (4) Henry Fong is the President and a director and 5% shareholder of Equitex, Inc. ("Equitex"). Includes all 5,105,437 shares of Common Stock owned by Equitex, as to which Mr. Fong disclaims beneficial ownership. Investment and voting power is exercised on behalf of Equitex by the investment committee of Equitex's board of directors, which is composed of Mr. Fong and two outside directors. Includes 240,000 shares of Common Stock issuable pursuant to warrants exercisable within 60 days and 300,000 shares issuable pursuant to options exercisable within 60 days. Includes 375,100 shares held directly by Mr. Fong, of which shares 375,000 are restricted and subject to forfeiture. Also includes 1,066,705 shares issuable pursuant to warrants exercisable within 60 days held by a revocable trust for the benefit of Mr. Fong's minor children and as to which Mr. Fong disclaims beneficial ownership. Mr. Fong's right to revoke such trust is subject to conditions precedent which have not occurred.
 (5) The address of Mr. Shake and Mr. Sanders is 4730 East Radio Tower Lane, Olney, Illinois 62450.
 (6) Includes 456,161 shares issuable pursuant to warrants exercisable within 60 days and 112,500 shares issuable pursuant to options exercisable within 60 days. Includes 23,892 shares in the Company's 1990 Employee Stock Ownership Plan and Trust (the "ESOP") and 401(k) Plan allocated to Mr. Shake, as of the last plan report date. Also includes 90,400 shares of Common Stock as to which Mr. Shake has shared investment and voting power. Also includes 557,237 shares held directly by Mr. Shake as to which Mr. Shake has sole voting and investment power, of which shares 281,250 are restricted and subject to forfeiture.
 (7) Includes 22,000 shares issuable pursuant to warrants exercisable within 60 days and 8,000 shares issuable pursuant to options exercisable within 60 days. Includes 19,022 shares in the Company's ESOP and 401(k) Plan allocated to Mr. Sanders as of the last Plan report date. Includes 17,100 shares of Common Stock as to which Mr. Sanders has shared investment and voting power. Also includes 72,000 shares held directly by Mr. Sanders as to which Mr. Sanders has sole voting and investment power.
 (8) The address of Mr. Hinton is 250 Spring Street, N.W., Suite 3 South, Atlanta, Georgia 30303.
 (9) Includes 9,000 shares issuable pursuant to warrants exercisable within 60 days and 8,000 shares issuable pursuant to options exercisable within 60 days. Includes 1,697 shares in the Company's ESOP allocated to Mr. Hinton, as of the last plan report date. Includes 15,000 shares as to which Mr. Hinton has shared investment and voting power.
(10) The address of Mr. Conti is 185 Barra Lane, Inverness, Illinois 60067.
(11) Includes 25,000 shares issuable pursuant to options exercisable within 60 days.
(12) The address of Mr. Rand is 300 Atlantic Street, Stamford, Connecticut
     06901.
(13) The address of Mr. Bradley is Harvard Business School, Morgan Hall, 240 Soldiers Field Road, Boston, Massachusetts 02163.
(14) The address of Mr. Phillips is Metromedia International Group, Inc., 945 East Paces Ferry Road, Suite 2210, Resurgens Plaza, Atlanta, Georgia 30326.
(15) Includes all 19,169,000 shares owned by Metromedia International Group, Inc. as to which Mr. Phillips disclaims beneficial ownership.
(16) The address of Mr. Long is Long, Aldridge & Norman, One Peachtree Center, Suite 5300, Atlanta, Georgia 30308.
(17) The address of Mr. Marshall is c/o Metromedia International Group, Inc., 945 East Paces Ferry Road, Suite 2210, Resurgens Plaza, Atlanta, Georgia 30326.
(18) The address of Mr. Sanders is Troutman Sanders, 600 Peachtree Street, Suite 5200, Atlanta, Georgia 30308.
(19) The address of Metromedia International Group, Inc. is 945 East Paces Ferry Road, Suite 2210, Resurgens Plaza, Atlanta, Georgia 30326.
(20) Includes an aggregate of 2,397,366 shares issuable pursuant to warrants and options exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



     Since its inception in 1987, the Company has engaged Equitex as a management consultant on a nonexclusive basis for an annual fee, payable in equal monthly installments. Such annual fee was $144,000 in 1995. This engagement is renewable annually. Mr. Fong is the President, a director and approximately a 5% shareholder of Equitex. Equitex is a business development company which invests in start up or restructuring companies by providing these companies with management consulting expertise and interim financing, often accepting equity positions in lieu of all or part of its fees.

     The Company retains office space in Englewood, Colorado which formerly served as its executive offices. Such space is provided to the Company by Equitex which, in turn, leases such space for $2,500 per month from a partnership of which Mr. Fong and his wife are the sole partners. Since 1991, the Company has paid approximately 50% of the lease, payments and costs of telephone services. Pursuant to such cost-sharing arrangements, the Company made payments to Equitex of $48,101 in 1995. The Company believes these terms and its portion of the underlying lease payment to be no less favorable than those which could be obtained from non-affiliated parties in the same area.

     In connection with the exercise of warrants in February 1993 under the November 1992 Stock Purchase Plan, the Company made loans to 21 employees to enable such employees to exercise their warrants. Such loans included a $224,311 loan to Mr. Shake to purchase 165,387 shares of Common Stock. During 1995, the largest principal amount owed by Mr. Shake was $224,311. Such loan was secured by the Common Stock obtained by Mr. Shake pursuant to the warrant exercise and currently bears interest at the rate of prime plus 2% per annum. Although such loan was scheduled to mature on February 24, 1996, the Company has extended the maturity date for an additional year.

     In December 1994, the Board of Directors elected Mr. Hinton as Vice President and Chief Financial Officer of the Company, which required that he relocate to the metropolitan Atlanta, Georgia area. The Company agreed to purchase Mr. Hinton's Indiana residence in the event such residence had not sold within one year following his relocation and to reimburse him for his carrying costs for such year. In December 1995, the Company purchased such residence at its appraised value ($130,500 based on an independent appraisal). Mr. Hinton had acquired such residence in October 1993 for a purchase price of $129,900. Subsequent to year end, the Company also reimbursed Mr. Hinton $23,617 for his carrying costs subsequent to his relocation ($12,119) and the payment of related income taxes ($11,498) on such reimbursement.

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



            ROADMASTER INDUSTRIES, INC.
            ---------------------------
                     Registrant



            By:      /s/ CHARLES E. SANDERS                Date: April 26, 1996

                  -------------------------------

                         Charles E. Sanders
               Secretary, Principal Financial Officer
            (Principal Financial and Accounting, Officer)