Form 10-Q
period 1996-03-30
ROADMASTER INDUSTRIES INC
filed 1996-05-14
CIK 818350

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended MARCH 30, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the transition period from       to
                               -----    ------
Commission file number 0-16482

                          ROADMASTER INDUSTRIES, INC.
                          ---------------------------
             (Exact name of Registrant as specified in its charter)


                 Delaware                           84-1065239
    ----------------------------------  -----------------------------------
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

                                 Yes   X    No
                                     -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of the latest practicable date.


              Class                   Outstanding at April 30, 1996
    ---------------------------       -----------------------------
    Common Stock $.01 par value             49,801,929 shares

                       PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                ROADMASTER INDUSTRIES, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)

                                                               March 30,                  December 31,
                                                                 1996                         1995
                                                               ---------                  ------------
                                                              (unaudited)
                                               ASSETS
Current Assets:
  Cash and cash equivalents                                $        3,567               $         8,417
  Accounts and notes receivable, net                              105,750                       188,573
  Inventories                                                     151,693                       166,743
  Prepaid expenses and other assets                                10,227                         6,441
  Prepaid and refundable income taxes                              25,703                        30,180
  Cash in escrow                                                   13,686                            --
  Deferred income taxes                                             7,581                         6,232
                                                           --------------               ---------------
    Total current assets                                          318,207                       406,586

Property, plant and equipment:                                    101,859                       101,773
  Less-Accumulated depreciation and amortization                   27,396                        25,300
    Net property, plant and equipment                              74,463                        76,473
Investments in equity securities, at market                           691                         1,809
Deferred financing and acquisition charges                         23,850                        23,847
Goodwill and other intangible assets, net                          22,946                        63,933
Long-term trade receivables                                           754                         1,639
Other assets                                                        2,136                         2,820
                                                           --------------               ---------------
Total assets                                               $      443,047               $       577,107
                                                           ==============               ===============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving lines of credit                                $       39,018               $        85,402
  Current portion of long-term debt                                 2,656                         1,519
  Accounts payable                                                 96,170                        97,369
  Accrued expenses                                                 35,174                        48,212
    Total current liabilities                                     173,018                       232,502
Deferred income taxes                                               2,961                         3,145
Revolving lines of credit                                          54,260                       132,200
Long-term debt                                                    147,068                       147,388
Other long-term liabilities                                         5,903                         6,348
                                                           --------------               ---------------
    Total long-term liabilities                                   210,192                       289,081

Stockholders' equity:
  Preferred stock                                                      --                            --
  Common stock                                                        540                           540
  Additional paid-in capital                                      103,574                       103,574
  Retained (loss) earnings                                        (30,970)                      (35,412)
  Deferred compensation                                            (2,682)                       (2,896)
  Net unrealized (loss) gain on equity securities                     (62)                          281
                                                           --------------               ---------------
                                                                   70,400                        66,087
  Treasury stock,  at cost                                        (10,563)                      (10,563)
                                                           --------------               ---------------
    Total stockholders' equity                                     59,837                        55,524
                                                           --------------               ---------------
Total liabilities and stockholders' equity                 $      443,047               $       577,107
                                                           ==============               ===============

                            See accompanying notes.

                 ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   THREE MONTHS ENDED
                                                           MARCH 30, 1996          APRIL 1, 1995
                                                           --------------          -------------
                                                            (unaudited)             (unaudited)
Net sales                                                  $   129,414             $  175,546
Cost of sales                                                  113,192                151,589
                                                           -----------             ----------

   Gross profit                                                 16,222                 23,957

Selling, general and
  administrative expenses                                       16,417                 17,318

Other income/expense, net:
   Interest expense                                              7,963                  7,918
   Gain on sale of subsidiary                                  (20,151)                    --
   Other, net                                                      700                  1,113
                                                            ----------             ----------
                                                               (11,488)                 9,031
                                                           -----------             ----------

Earnings (loss) before income tax expense                       11,293                 (2,392)

Income tax expense (benefit)                                     6,663                   (915)
                                                           -----------             ----------

   Net earnings (loss)                                     $     4,630             $   (1,477)
                                                           ===========             ==========

Earnings (loss) per common share:
   Primary                                                 $       .09             $    (0.03)
                                                           ===========             ==========
   Fully diluted                                           $       .09             $    (0.03)
                                                           ===========             ==========

Weighted average common shares
 outstanding and common stock
 equivalents:
   Primary                                                      50,139                 48,649
                                                           ===========             ==========
   Fully diluted                                                63,075                 48,649
                                                           ===========             ==========

                            See accompanying notes.

                 ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                       THREE MONTHS ENDED
                                                                                MARCH 30,             APRIL 1,
                                                                                  1996                  1995
                                                                              ------------          -----------
                                                                               (unaudited)          (unaudited)
Cash flows from operating activities:
         Net earnings (loss)                                                   $    4,630            $   (1,477)

         Adjustments to reconcile net earnings to net cash
            used in operating activities:
                 Depreciation and amortization                                      4,196                 3,106
                 Amortization of deferred compensation                                215                   190
                 Gain on sale of marketable securities                               (403)                   --
                 Loss on sale of property, plant and equipment                        182                    --
                 Gain on sale of subsidiary                                       (20,151)                   --
                 Change in assets and liabilities:
                        Accounts receivable                                        60,737                16,529
                        Inventories                                               (16,272)              (18,485)
                        Prepaid expenses and other assets                          (3,743)               (7,705)
                        Cash in escrow                                            (13,686)                   --
                        Other assets                                                 (430)               (2,509)
                        Accounts payable                                          (12,869)               (5,067)
                        Accrued expenses                                           (6,134)                 (424)
                        Long-term liabilities                                        (159)                   --
                        Income taxes                                                6,435                  (966)
                        Deferred income taxes                                        (158)                  (14)
                                                                               ----------            ----------
                 Net cash provided for (used in) operating activities               2,390               (16,822)
                                                                               ----------            ----------
Cash flows from investing activities:
         Additions to property, plant and equipment                                (2,072)               (3,203)
         Acquisitions                                                                (364)                    --
         Proceeds from sale of marketable securities                                1,146                     --
         Proceeds from sale of property, plant and equipment                           79                     --
         Proceeds from sale of subsidiary                                         120,000                     --
                                                                               ----------            -----------
                 Net cash provided for (used in) investing activities             118,789                 (3,203)
                                                                               ----------            -----------
Cash flows from financing activities:
         Net change in revolving lines of credit                                 (125,324)                17,097
         Principal payments of long term debt                                        (352)                  (738)
         Debt refinancing cost incurred                                               (93)                   (59)
         Cumulative translation adjustments                                          (260)                   (77)
         Proceeds from exercise of stock warrants                                      --                     13
                                                                               ----------            -----------
                 Net cash (used in ) provided by financing activities            (126,029)                16,236
                                                                               ----------            -----------
Net decrease in cash and cash equivalents                                          (4,850)                (3,789)
Cash and cash equivalents, beginning of period                                      8,417                  6,378
                                                                               ----------            -----------
Cash and cash equivalents, end of period                                       $    3,567            $     2,589
                                                                               ==========            ===========


                            See accompanying notes.

                  ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the most recent annual audited financial statements of the Company. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of March 30, 1996, and the results of operations and its cash flows for the three months then ended. Such adjustments were of a normal recurring nature.

     The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, the results of operations for the three months ended March 30, 1996 and April 1, 1995 are not necessarily indicative of the results which may be expected for the full year.


2.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                           Three months ended
                                                                      March 30,           April 1,
                                                                        1996                1995
                                                                     ----------         ----------
          Supplemental disclosures of cash flow information:
          (in thousands)
                    Cash paid for:
                              Interest                               $   10,630         $    11,788
                                                                     ==========         ===========

                              Income taxes                           $      209         $        21
                                                                     ==========         ===========
          Supplemental schedule of non-cash investing
            and financing activities:
                    Exchange of common stock for interest of MZH     $       --         $     1,500

3.  INVENTORIES

     At March 30, 1996 and December 31, 1995, inventories consisted of:




(in thousands)                                                          March 30,        December 31,
                                                                          1996               1995
                                                                     ------------       -------------
Raw materials                                                        $     56,884       $     58,960
Work in process                                                             9,823              9,570
Finished goods                                                             84,986             98,213
                                                                     ------------       ------------
    Total inventory                                                  $    151,693       $    166,743
                                                                     ============       ============

                  ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.  FINANCIAL REPORTING PERIOD

       For comparative purposes the quarter ending March 30, 1996 is consistent with the same period ending April 1, 1995. The Company prepares its financial statements on thirteen (13) week quarters comprised of two four-week periods and one five-week period.

5.  DISPOSITIONS

       On March 8, 1996, the Company completed the sale of the assets of its Nelson/Weather-Rite, Inc. camping subsidiary including MZH, Inc., to Brunswick Corporation for cash consideration of $120 million. The sale included the purchase of all the assets and the assumption of accounts payable and accrued liabilities. The final purchase price is subject to ordinary post closing adjustments based on closing working capital levels. The Company used the net proceeds to reduce its outstanding revolving credit facility by approximately $106 million. The net pretax gain realized from the sale was $20.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Net sales ("sales") decreased $46.1 million or 26%, in the first quarter of 1996 compared to the first quarter of 1995. This decrease was primarily attributable to a soft fitness retail environment and to a lessor extent, the sale of the Company's Nelson/Weather-Rite, Inc. ("Nelson/Weather-Rite") subsidiary on March 8, 1996. However, the Company's bicycle and toy divisions' sales remained strong. Bicycle sales were up 8% from the first quarter of 1995 representing continued market share gains in this segment.

      Gross profit decreased $7.7 million or 32%, in the first quarter 1996 compared to the same period of 1995 primarily resulting from lower sales volume. Gross profit, expressed as a percent of sales, was 12.5% in the first quarter of 1996 versus 13.6% in the first quarter of 1995. Gross profit margins for the Company's bicycle and toy divisions in the first quarter of 1996 were up significantly from the same prior year period. Such increases were attributable to reductions in material costs, placement and sell through of higher price point products and a turnaround in operating efficiency in the Company's primary toy manufacturing facility. With respect to the fitness business, gross profits in the first quarter of 1996 were lower than the same period of 1995. Such decrease was primarily due to reduced sales volume and underutilization of the Company's manufacturing facilities. The Company is currently in the process of closing its Tyler, Texas facility and streamlining and consolidating all fitness operations into its Opelika, Alabama facility. While no assurances can be given, management believes the combination of the actions underway will assist in reducing costs, optimize the utilization of the Company's fitness manufacturing facility and return gross profit margins for fitness products to historical levels.

      Selling, general and administrative expenses decreased $0.9 million in the first quarter of 1996 versus the same period in 1995. This decrease was due to a reduction in volume related expenses, such as commission expenses, the sale of its Nelson/Weather-Rite subsidiary and cost reductions implemented in the second half of 1995 relating to administrative expenses and reductions in personnel. Product warranty costs increased to 3.3% of sales in the first quarter of 1996 versus 1.9% in 1995. Although no assurances can be given, the Company anticipates warranty expenses, as a percentage of sales, will decline throughout 1996 due to the successful sourcing of treadmill motors from new suppliers and stringent quality assurance measures recently implemented.

      Interest expense for the three months ended March 30, 1996 was $8.0 million versus 7.9 million in the comparable period of 1995. Expressed as a percentage of sales, interest was 6.1% in the first three months of 1996 versus 4.5% in the first three months of 1995.

      The Company recorded a pretax gain of $20.2 million in the first quarter of 1996 resulting from the sale of its Nelson/Weather-Rite camping subsidiary to Brunswick Corporation on March 8, 1996.

      In the first quarter of 1996, the Company recorded tax expense of $6.7 million representing an effective rate of 59%. This compares to the 38% effective rate recognized in the first quarter of 1995. The increase in the effective tax rate is attributable to the Federal and State tax expense recorded as part of the sale of Nelson/Weather-Rite at a total rate of 50%.
Tax benefits for losses from normal operations were recorded at 39%, generating the overall 59% effective rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

      Historically, the Company's working capital has been obtained primarily from internally generated funds and revolving lines of credit from banks. On a consolidated basis, during the first three months of 1996, without giving affect to the sale of Nelson/Weather-Rite, the Company's operations provided cash flow of approximately $2.4 million, primarily due to the reduction in trade receivables which was partially offset by increased inventory and reduced accounts payable. The Company's investing activities provided cash flow of approximately $118.8 million, primarily due to proceeds received from the sale of Nelson/Weather-Rite of $120 million. Cash of $2.1 million was used for capital expenditures. The Company's financing activites used cash of approximately $126 million, related primarily to the reduction of its outstanding revolving credit facility paid down from the net proceeds from the Nelson/Weather-Rite sale.

      In September 1995, the Company amended and restated its existing bank credit agreement (as amended, the "Bank Credit Agreement"). The Bank Credit Agreement provides for a term loan facility and a revolving credit facility of up to $300 million, subject to restrictions on borrowings pursuant to certain covenants in the indenture, as amended, for the Company's $100 million 11.75% Senior Subordinated Notes due 2002 (the "Notes"). The revolving credit facility provides for borrowings of up to $275 million, reduced to $230 million subsequent to the sale of Nelson/Weather-Rite, based on eligible trade receivables and inventory. At December 31, 1995, the interest rate on the revolving credit facility was 9.25%. The term of the Bank Credit Agreement is through September 29, 1998, and is automatically renewed for successive one year terms unless terminated by either the lenders or the Company.

      The Bank Credit Agreement requires the maintenance of various financial covenants including minimum net worth, fixed maturity coverages and minimum working levels. In the first quarter of 1996, the Company was not in compliance with several of its loan covenants calculated as of December 31, 1995. These events of non-compliance were waived as of December 31, 1995 by the lenders under the Bank Credit Agreement pursuant to the further amendment and restatement of the former credit facility in the first quarter of 1996. At no time has the Company been in default with respect to the payment of indebtedness under the Bank Credit Agreement before or subsequent to its amendment and restatement. The Company expects to remain in compliance with the covenants in its Bank Credit Agreement in 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

          The Notes and Debentures are obligations of the Company and are, to a large extent, dependent on the Company's operating subsidiaries for the payment of interest. Such interest payments are permitted under the Bank Credit Agreement with certain restrictions. The Company does not anticipate any restrictions on its ability to make such interest payments pursuant to the provisions of the Bank Credit Agreement.

      At March 30, 1996, the Company, on a consolidated basis, had stockholders' equity of $59.8 million versus $55.5 million at December 31, 1995. Management believes that the Company's financing arrangements and anticipated cash flow during 1996 are adequate to provide the funds necessary to support operations and to permit the Company to meet its obligations.

Part II.  OTHER INFORMATION


Item 6.   Exhibits and reports on Form 8-K.

          a) Exhibits:
                      11 - Computation of Per Share Earnings
                   10.73 - Fifth Amendment to the Amended and Restated
                           Revolver dated as of March 28, 1996.
                      27 - Financial Data Schedule (for SEC use only)

          b) Reports on Form 8-K.
             On January 19, 1996, the Company filed a Current report on Form 8-K announcing that the Company had entered into a binding letter of intent to sell its Nelson/Weather-Rite, Inc. subsidiary for $120 million in cash.

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ROADMASTER INDUSTRIES, INC.


     Dated:  May 14, 1996            By:  /s/ Charles E. Sanders
            --------------              -----------------------------
                                            Charles E. Sanders
                                              Vice President



     Dated:  May 14, 1996            By:  /s/ Charles E. Sanders
            --------------              -----------------------------
                                              Charles E. Sanders
                                         Principal Financial Officer

                               INDEX TO EXHIBITS




            Exhibit                                         Page
            Number            Description                  Number
            -------           -----------                  ------

           10.73  -   Fifth Amendment to the Amended and
                      Restated Revolver dated as of March
                      28, 1996.

              11  -   Computation of Per Share Earnings,
                      Three Months Ended March 30, 1996
                      and April 1, 1995

              27  -   Financial Data Schedule
                      (for SEC use only)                     N/A