Form 10-Q
period 1996-06-29
ROADMASTER INDUSTRIES INC
filed 1996-08-14
CIK 818350

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended JUNE 30, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the transition period from        to
                               ------    ------
Commission file number 0-16482

                          ROADMASTER INDUSTRIES, INC.
                          ---------------------------
             (Exact name of Registrant as specified in its charter)


                Delaware                            84-1065239
       -------------------------------    --------------------------------
       (State of other jurisdiction of    (IRS Employer Identification No.)
        incorporation or organization)

                  250 Spring Street NW, Atlanta, Georgia 30303
                  --------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (404)586-9000
               ------------------------------------------------
              (Registrants telephone number, including area code)

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



                Class                   Outstanding at August 9, 1996
      ---------------------------       -----------------------------
      Common Stock $.01 par value              49,801,929 shares

                       PART I.   FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                ROADMASTER INDUSTRIES, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                     June 30,        December 31,
                                                       1996              1995
                                                    -----------      ------------
                                                    (unaudited)
                                     ASSETS


Current Assets:
Cash and cash equivalents                              $  5,506       $  8,417
Accounts and notes receivable, net                       95,007        188,573
Inventories                                             140,572        166,743
Prepaid expenses and other assets                        10,779          6,441
Prepaid and refundable income taxes                      29,999         30,180
Cash in escrow                                           13,761             --
Deferred income taxes                                     7,562          6,232
                                                       --------       --------
Total current assets                                    303,186        406,586
Property, plant and equipment:                          104,498        101,773
Less-Accumulated depreciation and amortization           30,054         25,300
                                                       --------       --------
Net property, plant and equipment                        74,444         76,473
Investments in equity securities, at market                 221          1,809
Deferred financing and acquisition charges               25,840         23,847
Goodwill and other intangible assets, net                23,594         63,933
Long-term trade receivables                                 407          1,639
Other assets                                              2,051          2,820
                                                       --------       --------
Total assets                                           $429,743       $577,107
                                                       ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Revolving lines of credit                               $64,402       $ 85,402
Current portion of long-term debt                         2,158          1,519
Accounts payable                                         72,579         97,369
Accrued expenses                                         31,342         48,212
                                                       --------       --------
Total current liabilities                               170,481        232,502
Deferred income taxes                                     2,819          3,145
Revolving lines of credit                                49,354        132,200
Long-term debt                                          146,701        147,388
Other long-term liabilities                               5,700          6,348
                                                       --------       --------
Total long-term liabilities                             204,574        289,081
Stockholders' equity:
Preferred stock                                              --             --
Common stock                                                540            540
Additional paid-in capital                              103,576        103,574
Retained loss                                           (36,162)       (35,412)
Deferred compensation                                    (2,572)        (2,896)
Net unrealized (loss) gain on equity securities            (131)           281
                                                       --------       --------
                                                         65,251         66,087
Treasury stock,  at cost                                (10,563)       (10,563)
                                                       --------       --------
Total stockholders' equity                               54,688         55,524
                                                       --------       --------
Total liabilities and stockholders' equity             $429,743       $577,107
                                                       ========       ========

                           See accompanying notes.

                 ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                        JUNE 30, 1996  JULY 1, 1995    JUNE 30, 1996    JULY 1, 1995
                                       ----------------------------  ----------------  -------------
Net sales                                 $104,338      $172,713         $233,752         $348,259
Cost of sales                               93,375       152,935          206,567          304,524
                                          --------      --------         --------         --------

Gross profit                                10,963        19,778           27,185           43,735

Selling, general and
   administrative (loss) expenses           12,005        18,921           28,422           36,239
                                          --------      --------         --------         --------
   Operating (loss) income                  (1,042)          857           (1,237)           7,496
                                          --------      --------         --------         --------
Other expense, net:
  Interest expense                           6,595         9,185           14,558           17,103
  Gain on sale of subsidiary                                              (20,151)
  Other, net                                   705           857            1,405            1,970
                                          --------      --------         --------         --------
                                             7,300        10,042           (4,188)          19,073
                                          --------      --------         --------         --------
Earnings before income taxes                (8,342)       (9,185)           2,951          (11,577)
Income tax (benefit) expense                (3,209)       (3,606)           3,454           (4,521)
                                          --------      --------         --------         --------
  Net earnings                            $ (5,133)     $ (5,579)        $   (503)          (7,056)
                                          ========      ========         ========         ========
Earnings per common share:
   Primary and fully diluted              $  (0.10)     $  (0.11)           (0.01)           (0.14)
                                          ========      ========         ========         ========
Weighted average common shares
  outstanding and common stock
  equivalents:
    Primary and fully diluted               49,177        49,083           49,177           48,866
                                          ========      ========         ========         ========



                            See accompanying notes.

                 ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                          SIX MONTHS ENDED
                                                                                        JUNE 30,      JULY 1,
                                                                                          1996         1995
                                                                                        ---------   -----------
                                                                                       (unaudited)  (unaudited)
Cash flows from operating activities:
         Net loss                                                                    $    (503)     $ (7,056)

         Adjustments to reconcile net loss to net cash
           used in operating activities:
              Depreciation and amortization                                              7,920         6,432
              Amortization of deferred compensation                                        343           341
              Gain on sale of marketable securities                                       (568)           --
              Loss on sale of property, plant and equipment                                199            --
              Gain on sale of subsidiary                                               (20,151)           --
              Change in assets and liabilities:
                     Accounts receivable                                                71,497        22,068
                     Inventories                                                        (5,154)      (22,348)
                     Prepaid expenses and other assets                                  (4,211)       (7,777)
                     Cash in escrow                                                    (13,761)           --
                     Other assets                                                       (2,594)       (2,136)
                     Accounts payable                                                  (36,500)        2,500
                     Accrued expenses                                                   (9,942)           86
                     Long-term liabilities                                                (170)           --
                     Income taxes                                                        2,677        (4,406)
                     Deferred income taxes                                                (693)         (252)
                                                                                     ---------      --------
              Net cash used in operating activities                                    (11,611)      (12,548)
                                                                                     ---------      --------

Cash flows from investing activities:
       Additions to property, plant and equipment                                      (5,325)        (8,082)
       Acquisitions                                                                    (1,175)       (23,998)
       Proceeds from sale of marketable securities                                      1,537             --
       Proceeds from sale of property, plant and equipment                                514             --
       Proceeds from sale of subsidiary                                               120,000             --
                                                                                     --------       --------
              Net cash provided for (used in) investing activities                    115,551        (32,080)
                                                                                     --------       --------

Cash flows from financing activities:
       Net change in revolving lines of credit                                       (104,845)        44,968
       Principal payments of long term debt                                            (1,244)        (1,195)
       Debt refinancing cost incurred                                                    (442)          (231)
       Cumulative translation adjustments                                                (320)           136
       Proceeds from exercise of stock warrants                                           --             120
                                                                                     --------       --------
              Net cash (used in ) provided by financing activities                   (106,851)        43,798
                                                                                     --------       --------
Net decrease in cash and cash equivalents                                              (2,911)          (830)

Cash and cash equivalents, beginning of period                                          8,417          6,378
                                                                                     --------       --------
Cash and cash equivalents, end of period                                             $  5,506       $  5,548
                                                                                     ========       ========



                            See accompanying notes.

                  ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the most recent annual audited financial statements of the Company. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of June 30, 1996, and the results of operations and its cash flows for the six months then ended. Such adjustments were of a normal recurring nature.

     The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, the results of operations for the three and six months ended June 30, 1996 and July 1, 1995 are not necessarily indicative of the results which may be expected for the full year.


2.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                  Six months ended
                                                           June 30, 1996       July 1, 1995
                                                          -----------------  -----------------
Supplemental disclosures of cash flow information:
(in thousands)
        Cash paid for:
                 Interest                                     $13,253            $16,694
                                                              =======            =======
                 Income taxes                                 $   635            $   576
                                                              =======            =======
Supplemental schedule of non-cash investing
   and financing activities:
        Exchange of common stock for interest of MZH          $    --            $ 1,500
Acquisitions of businesses:
        Fair value of assets acquired                         $    --            $27,902
        Issuance of Common Stock                                   --              1,500
        Cash Paid                                                  --             21,478
                                                              -------            -------
        Liabilities Assumed                                   $    --            $ 4,924
                                                              =======            =======

                  ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.  INVENTORIES

     At June 30, 1996 and December 31, 1995, inventories consisted of:


(in thousands)             June 30,           December 31,
                             1996                 1995
                          ----------         -------------
Raw materials              $ 53,997             $ 58,960
Work in process               8,728                9,570
Finished goods               77,847               98,213
                           --------             --------
   Total inventory         $140,572             $166,743
                           ========             ========

4. FINANCIAL REPORTING PERIOD

     For comparative purposes the quarter ending June 30, 1996 is consistent with the same period ending July 1, 1995. The Company prepares its financial statements on thirteen (13) week quarters comprised of two four-week periods and one five-week period.

5. SUBSEQUENT EVENTS

     On July 19, 1996, Roadmaster Industries, Inc. (the "Company") and its Roadmaster Corporation subsidiary entered into a definitive agreement (the "Agreement") with Brunswick Corporation ("Brunswick"), pursuant to which Brunswick is to acquire all of the assets of the Company's bicycle and snow toys business (which also includes tricycles, wagons and junior ride-ons) for approximately $212,000,000 in cash (the "Brunswick Transaction").
The Agreement also provides for: the assumption by Brunswick of trade payables affiliated with the bicycle and snow toy products being conveyed at the time of the closing; a long-term lease, having a present value of approximately $2.6 million, of the Olney, Illinois facility to Brunswick; the assumption by Brunswick of certain long-term indebtedness constituting Industrial Revenue Bonds, UDAG loans and capital leases (which, in the case of the Industrial Revenue Bonds and UDAG loans, will result in a reduction to the purchase price); and the establishment by the Company of an escrow account in the amount of $10,000,000 to secure the costs of the environmental remediation of the property at the Olney, Illinois facility, for which the Corporation has indemnified Brunswick. The balance of the proceeds of the Brunswick Transaction will be used to repay indebtedness or for other corporate purposes. The purchase price is subject to adjustment for changes in working capital as of the Closing Date. In the second quarter and year to date 1996 these businesses contributed $46.5 million and $84.3 million of revenue respectively, and $3.3 million and $6.7 million of operating profit, respectively. The Agreement was approved by the Company's Board of Directors on July 18, 1996. The transaction is subject to satisfaction of certain conditions set forth in the Agreement, including, without limitation, the consent of the Company's lenders under its Bank Credit Agreement and waivers of certain provisions of the Indenture governing the Company's 11 3/4% Senior Subordinated Notes due 2002 (the "Notes") by the holders of the required majority of such Notes. It is anticipated that the Brunswick Transaction will be completed in the third quarter of 1996.

     The Company commenced on August 2, 1996 an offer to purchase at their principal face amount, plus accrued but unpaid interest, all of the Company's 11 3/4% Senior Subordinated Notes due 2002. The offer to purchase is contingent upon, among other things, consummation of the Brunswick Transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales ("sales") decreased $68.4 million or 40% and $114.5 million or 33% in the second quarter and first six months of 1996, respectively, compared to the second quarter and first six months of 1995. Approximately 50% of this decrease was primarily attributable to the sale of the Company's camping unit ("Nelson/Weather-Rite") in the first quarter of this year and approximately 25% of the decrease was attributable to decreased shipments of fitness products. The remainder of the decrease primarily related to decreased shipments of swingsets and, to a lesser degree, decreases across various other product lines. The decrease in fitness product sales reflects the Company's decision to eliminate distribution of certain treadmill categories which have historically reduced operating profits. Management believes the decrease in sales in various other existing product lines reflected a relatively weak retail environment for certain leisure time products.

     Gross profit decreased $8.8 million or 45% and $16.6 million or 38% in the second quarter and first six months of 1996, respectively, compared to the same period of 1995 primarily resulting from lower sales volume. Gross profit, expressed as a percent of sales, was 10.5% in the second quarter of 1996 and 11.6% in the first six months of 1996 versus 11.5% and 12.6%, respectively, for the same periods in 1995. Gross profit margins for the Company's bicycle and toy divisions in the second quarter of 1996 and first six months of 1996 were up from the same periods in the prior year. Such increases were attributable to reductions in material costs, placement and sell through of higher price point products and a turnaround in operating efficiency in the Company's primary toy manufacturing facility. With respect to the fitness business, gross profit margins in the second quarter of 1996 were lower than the same period of 1995. Such decrease was primarily due to reduced sales volume and underutilization of the division's manufacturing facility. The Company has completed the process of closing its Tyler, Texas facility and streamlining and consolidating all fitness operations into its Opelika, Alabama facility. While no assurances can be given, management believes the combination of these actions will assist in reducing costs, optimize the utilization of the Company's fitness manufacturing facility and return gross profit margins for fitness products to average historical levels. The full effect of such actions are not expected to be fully realized until 1997.

     Selling, general and administrative expenses decreased $6.9 million and $7.8 million in the second quarter and first six months of 1996, respectively, compared to the same period in 1995. This decrease was due to a reduction in volume related expenses, such as commission expenses, the sale of its Nelson/Weather-Rite subsidiary and cost reductions implemented in the second half of 1995 relating to administrative expenses and reductions in personnel. Product warranty costs increased to 4.1% of sales in the first six months of 1996 versus 2.4% for the same period in 1995. Although no assurances can be given, the Company anticipates warranty expenses, as a percentage of sales, will decline in the future due to the successful sourcing of treadmill motors from new suppliers and stringent quality assurance measures implemented earlier in the year.

     Interest expense for the three and six months ended June 30, 1996 was $6.6 million and $14.6 million, respectively, compared to $9.2 million and $17.1 million in the same periods of 1995. Expressed as a percentage of sales, interest was 6.3% and 6.2% for the second quarter and first six months of 1996, respectively, compared to 5.3% and 4.9% for the same periods in 1995.

     The Company recorded a pretax gain of $20.2 million in the first six months of 1996 resulting from the sale of its Nelson/Weather-Rite camping subsidiary to Brunswick Corporation on March 8, 1996.

     In the first six months of 1996, the Company recorded tax expense of $3.5 million representing an effective rate of 117%. This compares to the 39% effective rate recognized in the first six months of 1995. The increase in the effective tax rate is attributable to the Federal and State tax expense recorded as part of the sale of Nelson/Weather-Rite at a total rate of 50%.
Tax benefits for losses from normal operations were recorded at 39%, generating the overall 117% effective rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's working capital has been obtained primarily from internally generated funds and revolving lines of credit from banks. On a consolidated basis, during the first six months of 1996, without giving affect to the sale of Nelson/Weather-Rite, the Company's operations utilized cash flow of approximately $11.6 million, primarily due to the increase in inventory and reduction in accounts payable and accrued expenses offset by the reduction in trade receivables. The Company's investing activities provided cash flow of approximately $115.6 million, primarily due to proceeds received from the sale of Nelson/Weather-Rite of $120 million. Cash of $5.3 million was used for capital expenditures. The Company's financing activities used cash of approximately $107 million, related primarily to the reduction of its outstanding revolving credit facility paid down from the net proceeds from the Nelson/Weather-Rite sale.

     In September 1995, the Company amended and restated its existing bank credit agreement (as amended, the "Bank Credit Agreement"). The Bank Credit Agreement provides for a term loan facility and a revolving credit facility of up to $300 million, subject to restrictions on borrowings pursuant to certain covenants in the indenture, as amended, for the Company's $100 million 11.75% Senior Subordinated Notes due 2002 (the "Notes"). The revolving credit facility provides for borrowings of up to $275 million, reduced to $230 million subsequent to the sale of Nelson/Weather-Rite, based on eligible trade receivables and inventories. At December 31, 1995, the interest rate on the revolving credit facility was 9.25%. The term of the Bank Credit Agreement is through September 29, 1998, and is automatically renewed for successive one year terms unless terminated by either the lenders or the Company.

     The Bank Credit Agreement requires the maintenance of various financial covenants including minimum net worth, fixed maturity coverages and minimum working capital levels. In the first quarter of 1996, the Company was not in compliance with several of its loan covenants calculated as of December 31, 1995. These events of non-compliance were waived as of December 31, 1995 by the lenders under the Bank Credit Agreement pursuant to the further amendment and restatement of the former credit facility in the first quarter of 1996. At no time has the Company been in default with respect to the payment of indebtedness under the Bank Credit Agreement before or subsequent to its amendment and restatement. The Company was in compliance with all of the covenants in its Bank Credit Agreement in the second quarter of 1996.

     The Company is currently seeking the consent of the lenders (the "Banks") under its existing Bank Credit Agreement to the consummation of the Brunswick Transaction (the "Bank Consent"). The Company also is negotiating the amount of the proceeds from the Brunswick Transaction which it will be required to utilize to reduce its indebtedness under the Bank Credit Agreement. The total amount of the Company's outstanding indebtedness under the Bank Credit Agreement at July 31, 1996 was approximately $110 million, of which approximately $50 million represented borrowings secured by inventories and receivables relating to assets being divested pursuant to the Brunswick Transaction. Although the Company believes it will be required to reduce its indebtedness under the Bank Credit Agreement by at least such latter amount, no assurances can be given that it will not be required to repay additional outstanding indebtedness, under the Bank Credit Agreement. The consent of the Banks under the Bank Credit Agreement, including the release of liens on the assets to be sold to Brunswick, are conditions to consummation of the Brunswick Transaction. (see Subsequent Events) In connection with such Bank Consents, the Company expects that the Company will be required to repay to the Banks a substantial portion of the net proceeds received by the Company in connection with the sale of assets pursuant to the Brunswick Transaction. The Company also expects that it will be required to enter into a new agreement with a reduced committment, as compared to the existing committment under the Bank Credit Agreement. The Company has signed a committment letter with its lead Bank under the existing Bank Credit Agreement to provide a new revolving credit facility of up to $130 million to meet the Company's financing requirements after the sale.

     The Company further expects that the Bank Credit Agreement will continue to contain covenants which restrict the ability of the Company and its consolidated subsidiaries to make acquisitions and other investments, to sell assets, to incur debt and to merge or consolidate with or into another entity. Also, the Company and its consolidated subsidiaries will continue to have to maintain certain minimum levels of tangible net worth, cash flow coverage, interest coverage and working capital.

     The Company commenced on August 2, 1996 an offer to purchase at their principal face amount, plus accrued but unpaid interest, all of the Company's
11 3/4% Senior Subordinated Notes due 2002. The offer to purchase is contingent upon, among other things, consummation of the Brunswick Transaction.

        The overall effect of the repurchase of the Notes pursuant to the Offer to Purchase and Consent Solicitation (the "Offer") is expected to be an immediate reduction in the Company's aggregate interest expense. Furthermore, the application of a significant portion of the expected proceeds of the Brunswick Transaction to repay a portion of the borrowings under the Bank Credit Agreement also should reduce interest expense and may positively affect earnings per share despite the decrease in gross revenues from operations. The Offer is conditioned upon the occurrence of the Brunswick Transaction and there can be no assurance that such transaction will be consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     The Company has two long-term debt issues, the $51,745,000 Convertible Subordinated Debentures due 2003 (the "Debentures") and the Notes. The Debentures are redeemable at the option of the Company beginning September 15, 1996 at a price of 105.875% of the principal face amount. The redemption price declines to par on or after December 15, 2000. The debentures may be converted at any time prior to redemption to Common Stock at a conversion price of $4.00. Before the Company's Debentures can be called for redemption, the Company's Common Stock also must meet or exceed a minimum closing price of $5.0625 per share for the thirty day period prior to such notice of redemption. (see Subsequent Events)

     The Notes and Debentures are obligations of the Company and are, to a large extent, dependent on the Company's operating subsidiaries for the payment of interest. Such interest payments are permitted under the Bank Credit Agreement with certain restrictions. The Company does not anticipate any restrictions on its ability to make such interest payments pursuant to the provisions of the Bank Credit Agreement.

     At June 30, 1996, the Company, on a consolidated basis, had stockholders' equity of $54.7 million versus $55.5 million at December 31, 1995. Management believes that the Company's financing arrangements and anticipated cash flow during 1996 are adequate to provide the funds necessary to support operations and to permit the Company to meet its obligations.

Part II.  OTHER INFORMATION


Item 6.   Exhibits and reports on Form 8-K.

                   a) Exhibits:
                           11 - Computation of Per Share Earnings
                           27 - Financial Data Schedule (for SEC use only)

                   b) Reports on Form 8-K.
                           On April 26, 1996 the Company filed a report on Form 8-K/A-1 to report the closing of the previously reported Nelson/Weather-Rite transaction and to provide certain pro-forma financial information with respect thereto.

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ROADMASTER INDUSTRIES, INC.


     Dated:  August 13, 1996       By:  /s/ Charles E. Sanders
            ------------------         --------------------------
                                         Charles E. Sanders
                                          Vice President



     Dated:  August 13, 1996       By: /s/ Charles E. Sanders
            ------------------         --------------------------
                                         Charles E. Sanders
                                      Principal Financial Officer

                               INDEX TO EXHIBITS




   Exhibit                                                      Page
   Number          Description                                 Number
   -------         -----------                                --------


     11 -     Computation of Per Share Earnings, Six Months
              Ended June 30, 1996 and July 1, 1995               13
     27 -     Financial Data Schedule (for SEC use only)         N/A


