Form 10-Q
period 1996-09-28
ROADMASTER INDUSTRIES INC
filed 1996-11-15
CIK 818350

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended SEPTEMBER 28, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the transition period from            to
                               -----------   -------------

Commission file number 0-16482
                       -------

                          ROADMASTER INDUSTRIES, INC.
                          ---------------------------
             (Exact name of Registrant as specified in its charter)


                  Delaware                            84-1065239
    ----------------------------------  -----------------------------------
      (State of other jurisdiction of     (IRS Employer Identification No.
      incorporation or organization)

                  250 Spring Street NW, Atlanta, Georgia 30303
                  --------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (404)586-9000
                  -----------------------------------------
              (Registrants telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X      No
                                     -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of the latest practicable date.


                    Class              Outstanding at November 8, 1996
          ---------------------------  -------------------------------
          Common Stock $.01 par value         49,507,167 shares

                       PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                 ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                         September 28,                              December 31,
                                                              1996                                     1995
                                                        ----------------                            ------------
                                                         (unaudited)
                                              ASSETS
Current Assets:
  Cash and cash equivalents                               $       5,305                              $     8,417
  Accounts and notes receivable, net                             48,680                                  188,573
  Inventories                                                    81,892                                  166,743
  Prepaid expenses and other assets                               7,112                                    6,441
  Prepaid and refundable income taxes                            21,406                                   30,180
  Cash in escrow                                                 37,258                                       --
  Deferred income taxes                                           7,619                                    6,232
                                                          -------------                              -----------
    Total current assets                                        209,272                                  406,586

Property, plant and equipment                                    58,089                                  101,773
  Less: accumulated depreciation and amortization                18,323                                   25,300
                                                          -------------                              -----------
    Net property, plant and equipment                            39,766                                   76,473

Investments in equity securities, at market                         221                                    1,809
Deferred financing and acquisition charges                       19,671                                   23,847
Goodwill and other intangible assets, net                        20,166                                   63,933
Long-term trade receivables                                         412                                    1,639
Other assets                                                      2,421                                    2,820
                                                          -------------                              -----------

Total assets                                              $     291,929                              $   577,107
                                                          =============                              ===========
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving lines of credit                               $      13,843                              $    85,402
  Current portion of long-term debt                                 487                                    1,519
  Accounts payable                                               46,091                                   97,369
  Accrued expenses                                               65,723                                   48,212
                                                          -------------                              -----------
    Total current liabilities                                   126,144                                  232,502

Deferred income taxes                                             2,848                                    3,145
Revolving lines of credit, long-term                             34,142                                  132,200
Long-term debt                                                   53,711                                  147,388
Other long-term liabilities                                      20,029                                    6,348
                                                          -------------                              -----------
    Total long-term liabilities                                 110,730                                  289,081
Stockholders' equity:
  Common stock                                                      540                                      540
  Additional paid-in capital                                    103,576                                  103,574
  Retained loss                                                 (35,851)                                 (35,412)
  Deferred compensation                                          (2,516)                                  (2,896)
  Net unrealized (loss) gain on equity securities                  (131)                                     281
                                                          -------------                              -----------
                                                                 65,618                                   66,087
  Treasury stock, at cost                                       (10,563)                                 (10,563)
                                                          -------------                              -----------
    Total stockholders' equity                                   55,055                                   55,524
                                                          -------------                              -----------
Total liabilities and stockholders' equity                $     291,929                              $   577,107
                                                          =============                              ===========

                           See accompanying notes.

                 ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                       THREE MONTHS ENDED                          NINE MONTHS ENDED
                                              SEPTEMBER 28,         SEPTEMBER 30,         SEPTEMBER 28,        SEPTEMBER 30,
                                              -------------         -------------         -------------        -------------
                                                  1996                  1995                  1996                 1995
                                                  ----                  ----                  ----                 ----
Net sales                                     $   70,483           $   175,221           $   304,235           $   523,480
Cost of sales                                     85,299               150,845               291,866               455,369
                                              ----------           -----------           -----------           -----------

  Gross (loss) profit                            (14,816)               24,376                12,369                68,111

Selling, general and administrative expenses      40,208                18,651                68,630                54,890

Restructuring expense                              4,262                    --                 4,262                    --

Other (income) expense, net:
  Interest expense                                 5,362                 8,972                19,920                26,075
  Gain on sale of subsidiaries                   (78,324)                   --               (98,475)                   --
  Other, net                                       7,068                   293                 8,473                 2,263
                                              ----------           -----------           -----------           -----------
                                                 (65,894)                9,265               (70,082)               28,338
                                              ----------           -----------           -----------           -----------
Earnings (loss) before income tax
expense (benefit) and extraordinary item           6,608                (3,540)                9,559               (15,117)

Income tax expense (benefit)                       1,962                (1,337)                5,416                (5,858)
                                              ----------           -----------           -----------           -----------
Income (loss) before extraordinary item            4,646                (2,203)                4,143                (9,259)

Extraordinary loss, net of tax                     3,731                    --                 3,731                    --
                                              ----------           -----------           -----------           -----------
  Net earnings (loss)                         $      915           $    (2,203)          $       412           $    (9,259)
                                              ==========           ===========           ===========           ===========


Earnings (loss) per common share, primary
and Fully diluted:
  Income (loss) before extraordinary item     $     0.09                 (0.04)                 0.08                 (0.19)
  Extraordinary loss                               (0.07)                   --                 (0.07)                   --
                                              ----------           -----------           -----------           -----------
    Net earnings (loss)                       $     0.02           $     (0.04)          $      0.01           $     (0.19)
                                              ==========           ===========           ===========           ===========

Weighted average common shares
  outstanding and common stock
  equivalents:
    Primary and fully diluted                     49,653                49,107                49,870                48,946
                                              ==========           ===========           ===========           ===========

                           See accompanying notes.

                 ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED, IN THOUSANDS)
                              NINE MONTHS ENDED

                                                                                SEPTEMBER 28,                     SEPTEMBER 30,
                                                                                   1996                               1995
                                                                               -------------                     --------------
                                                                                   (unaudited)                    (unaudited)
Cash flows from operating activities:
          Net earnings (loss)                                                  $         412                      $  (9,259)

          Adjustments to reconcile net earnings to net cash
          used in operating activities:
                         Depreciation and amortization                                11,760                         10,093
                         Amortization of deferred compensation                           379                            493
                         Loss on sale of marketable securities                          (568)                            --
                         Loss on sale of property, plant and equipment                   213                             --
                         Gain on sale of subsidiaries                                (98,475)                            --
                         Loss on extinguishment of debt                                6,117                             18
                         Loss on impairment                                            8,888
                         Change in assets and liabilities:
                                        Accounts receivable                           93,590                         16,456
                                        Inventories                                    2,931                        (27,957)
                                        Prepaid expenses and other assets             (3,070)                        (7,750)
                                        Cash in escrow                               (37,258)                            --
                                        Other assets                                  (1,644)                        (5,389)
                                        Accounts payable                             (35,789)                         3,588
                                        Accrued expenses                                 640                         (3,175)
                                        Income taxes                                  11,207                         (5,069)
                                        Deferred income taxes                           (829)                          (245)
                                        Other long-term liabilities                     (199)                            --
                                                                               -------------                      ---------
                         Net cash used in operating activities                       (41,695)                       (28,196)
                                                                               -------------                      ---------
Cash flows from investing activities:
          Additions to property, plant and equipment                                 (11,254)                       (11,805)
          Acquisitions                                                                (3,983)                       (24,399)
          Proceeds from sale of marketable securities                                  1,507                             --
          Proceeds from sale of property, plant and equipment                            514                             --
          Proceeds from sale of subsidiaries                                         320,710                             --
                                                                               -------------                      ---------
                         Net cash provided by (used in) investing activities         307,494                        (36,204)
                                                                               -------------                      ---------
Cash flows from financing activities:
          Net change in revolving lines of credit                                   (101,735)                        62,326
          Proceeds from issuance of long term debt                                    21,846                          2,552
          Principal payments of long term debt                                        (1,578)                        (1,498)
          Retirement of debt                                                        (185,448)                            --
          Debt refinancing cost incurred                                              (1,700)                          (477)
          Cumulative translation adjustments                                            (296)                           127
          Proceeds from exercise of stock warrants                                        --                            120
                                                                               -------------                      ---------
                         Net cash (used) provided by financing activities           (268,911)                        63,150
                                                                               -------------                      ---------
Net decrease in cash and cash equivalents                                             (3,112)                        (1,250)

Cash and cash equivalents, beginning of period                                         8,417                          6,378
                                                                               -------------                      ---------
Cash and cash equivalents, end of period                                       $       5,305                      $   5,128
                                                                               =============                      =========

                           See accompanying notes.

                  ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   INTERIM FINANCIAL STATEMENTS

        The accompanying unaudited consolidated financial statements have been prepared by Roadmaster Industries, Inc., d/b/a RDM Sports Group, Inc., (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the most recent annual audited financial statements of the Company. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of September 28, 1996, and the results of operations and its cash flows for the nine months then ended. Such adjustments were of a normal recurring nature.

        The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, the results of operations for the three and nine months ended September 28, 1996 and September 30, 1995 are not necessarily indicative of the results which may be expected for the full year.


2.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                   Nine months ended
                                                            September 28,      September 30,
                                                                1996               1995
                                                                ----               ----
Supplemental disclosures of cash flow information:
(in thousands)
     Cash paid for:
             Interest                                          $24,899             $26,560
                                                               =======             =======
             Income taxes                                      $   724             $   737
                                                               =======             =======
Supplemental schedule of non-cash investing
  and financing activities:
       Exchange of common stock for assets of MZH              $    --             $ 1,500

Acquisitions of businesses:
       Fair value of assets acquired                           $    --             $27,902
       Issuance of common stock                                     --               1,500
       Cash paid                                                    --              21,478
                                                               -------             -------
       Liabilities assumed                                     $    --             $ 4,924
                                                               =======             =======

                  ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. INVENTORIES

     At September 28, 1996 and December 31, 1995, inventories consisted of:

(in  thousands)

                        September 28,       December 31,
                            1996               1995
                        -------------       ----------
Raw Materials           $     29,750         $     58,960
Work in process                7,141                9,570
Finished goods                45,001               98,213
                        ------------         ------------
   Total inventory      $     81,892         $    166,743

4. FINANCIAL REPORTING PERIOD

     For comparative purposes the quarter ending September 28, 1996 is consistent with the same period ending September 30, 1995. The Company prepares its financial statements on thirteen (13) week quarters comprised of two four-week periods and one five-week period.

5. DISPOSITIONS

        On September 6, 1996, the Company completed the sale of the assets of the Company's bicycle and snow products business (which also includes tricycles, wagons and junior ride-ons) to Brunswick Corporation ("Brunswick"), for approximately $200,710,000 in cash (the "Brunswick Transaction"). The Brunswick Transaction resulted in: the assumption by Brunswick of trade payables affiliated with the bicycle and snow products being conveyed at the time of the closing, a long-term lease of the Olney, Illinois facility, estimated to have a present value of approximately $2.6 million, the assumption by Brunswick of certain long-term indebtedness consisting of Industrial Revenue Bonds, (with a corresponding reduction to the purchase price), and the establishment by the Company of an escrow account in the amount of $10,000,000 to secure the costs of the environmental remediation of the property at the Olney, Illinois facility, for which the Company has indemnified Brunswick. The purchase price is subject to adjustment for changes in working capital between December 31, 1995 and the Closing Date, September 6, 1996. The net pretax gain on the Brunswick Transaction was approximately $78.3 million. The Company used the net proceeds to reduce its indebtedness (see Note 6 "Extinguishment of Debt") and for other corporate purposes. In the third quarter and year to date 1996, the businesses sold to Brunswick contributed $21.7 million and $106.0 million of revenue, respectively, and ($2.1) million and $3.6 million of operating profit, respectively.

                  ROADMASTER INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. EXTINGUISHMENT OF DEBT

     On August 2, 1996, the Company commenced an Offer to Purchase and Consent Solicitation (the "Offer") to the holders of its 11.75% Senior Subordinated Notes due 2002 (the "Notes"), whereby the Company offered to purchase up to all of the outstanding Notes not held by the Company ($90.1 million) at a purchase price equal to one hundred percent (100%) of such Notes' principal amount, plus accrued but unpaid interest. Such Offer terminated on August 29, 1996. Consents to the required Waivers under the Indenture were obtained from the holders of $88.4 million principal amount of the Notes and the waivers to the relevant indenture provisions were effected thereafter. Of such amount, $88.2 million were purchased. In connection with the repurchase, the Company recorded an extraordinary loss on the extinguishment of the notes in the amount of $3,731,000, net of tax. Following the consumation of the Offer, $2.1 million principal amount of the Notes were outstanding and not held by the Company.

     On September 6, 1996, the Company terminated its then existing bank credit agreement (as amended, the "Amended and Restated Revolver") and entered into a new bank credit agreement (the "Bank Credit Agreement"). The Company paid approximately $75,000,000 of its net proceeds received from the Brunswick Transaction (see Note 5 "Dispositions") to relieve its indebtedness under the Amended and Restated Revolver. The new Bank Credit Agreement has a three year term and provides for borrowings of up to $130,000,000, based on eligible trade receivables and inventory. Interest under the new Bank Credit Agreement is calculated at the Agent's referenced rate (generally the "prime rate") plus 1.25% and includes a LIBOR Rate option which equals LIBOR plus 1.25%. The monthly unused facility fee is .25% on the available unused portion of the facility provided by the Bank Credit Agreement. Borrowings under the Bank Credit Agreement are secured by security interests in substantially all of the assets of the Company. The Bank Credit Agreement requires the maintenance of various financial and other covenants, including minimum net worth, earnings to interest expense coverage and prohibitions on various transactions without the consent of the Lender.

7. RESTRUCTURING CHARGE

     In December 1995, the Company recorded a restructuring charge of $7.5 million, primarily related to the closure of its Tyler, Texas manufacturing facility and the downsizing of its European distribution operations. The operations of the Tyler facility are being integrated with the Company's Opelika, Alabama manufacturing operations enabling the Company to reduce fixed costs and increase utilization and efficiency of existing manufacturing facilities. The components of the restructuring charge include $1.4 million for employee severance, $3.9 million to cover lease obligations for facilities which will no longer be needed and $2.2 million for the maintenance, security and other facility related carrying costs. Total cash expenditures of $7.5 million are included in this charge. All employees were notified of this restructuring by December 31, 1995. In connection with the closure of the Tyler, Texas manufacturing facility an additional $4.3 million has been provided to the restructuring charge in the third quarter 1996. This charge relates primarily to the non-cash write-off of tooling associated with the production process at this facility. The Company plans to substantially complete all related restructuring activities by December 31, 1996. Of the total restructuring charge of $11.8 million, approximately $9.0 million has been utilized by the end of the third quarter, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

                Net sales ("sales") decreased $104.7 million or 60% and $219.2 million or 42% in the third quarter and first nine months of 1996, respectively, compared to the third quarter and first nine months of 1995. Approximately 27% of this decrease was attributable to the sale of the Company's camping unit ("Nelson/Weather-Rite") in the first quarter of this year and approximately 44% of the decrease was attributable to decreased shipments of fitness products. A portion of the decrease also related to slow shipments of bicycle products in August and the exclusion of sales of bicycles and snow products for the period after September 6, 1996, to the end of the quarter as a result of the sale of bicycles and snow products to Brunswick Corporation (the "Brunswick Transaction"). The remainder of the decrease related to shipments of swingsets and decreases across various other product lines. The decrease in fitness product sales reflects the Company's decision to eliminate distribution of certain treadmill categories which have historically reduced operating profits. In addition, the Company's business is seasonal and historically sales of fitness products have been lower in the third quarter than other quarters. Management believes the decrease in sales in various other product lines reflected a relatively weak retail environment for certain leisure time products.

                Gross profit decreased $39.2 million or 161% and $55.7 million or 82% in the third quarter and first nine months of 1996, respectively, compared to the same period of 1995 primarily resulting from lower sales volume, the write-off of certain fitness products inventory with no future value of approximately $10.0 million, and the write down to net realizable value of certain toy products inventory of approximately $2.7 million. The Company recorded gross losses in an amount equal to 21% of sales in the third quarter of 1996 and gross profits, expressed as a percent of sales, of 4% in the first nine months of 1996 versus gross profits, expressed as a percent of sales, of 14% and 13%, respectively, for the same periods in 1995. Without the write-offs and adjustments for inventory, the Company would have recorded gross losses, expressed as a percent of sales, of 3% in the third quarter of 1996 and gross profit, expressed as a percent of sales, of 8% in the first nine months of 1996. The Company's fitness manufacturing operations were impacted negatively during the third quarter of 1996 due to the combined affect of higher production costs associated with introducing new products and costs associated with the consolidation in Opelika, Alabama of the production of fitness products previously produced in both the Tyler, Texas and Olney, Illinois facilities. The Company is completing the process of closing its Tyler, Texas facility and consolidating all fitness operations into its Opelika, Alabama facility. While no assurances can be given, management believes the combinations of these actions will assist in reducing costs, optimize the utilization of the Company's fitness manufacturing facility and return gross profit margins for fitness products to average historical levels. The full effect of such actions are not expected to be fully realized until late 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                Selling, general and administrative expenses, expressed as a percent of sales, were 57% in the third quarter of 1996 and 23% in the first nine months of 1996 versus 11% and 10%, respectively, for the same periods in 1995. The increase was primarily attributable to product warranty costs in the Company's fitness business. Such product warranty costs related to continuing quality control problems at the Company's Opelika, Alabama facility as well as to fitness products formerly produced at the Company's former Tyler, Texas facility. Product warranty costs increased to 30% of sales in the third quarter of 1996 and 10% of sales in the first nine months of 1996 versus 2% and 2% for the same periods of 1995. Such increase was attributable to increased reserves for potential product warranty claims associated with sales of fitness products for current and prior quarters. The Company is in the process of implementing additional measures to help reduce its product warranty costs in the future, including: extensive piloting and testing of new product introductions; reductions in the number of products offered; the exiting of the opening price point treadmill business, which traditionally has had a higher than normal product warranty rate; and the implementation of stringent quality assurance measures. Although no assurances can be given, the Company anticipates warranty expenses, as a percentage of sales, will decline in the future due to its efforts, however, the full effect of such actions are not expected to be fully realized until late 1997.

                The Company, in connection with the closure of the Tyler, Texas manufacturing facility, provided for an additional $4.3 million in restructuring charges in the third quarter 1996. This charge relates primarily to the non-cash write-off of tooling associated with the production process at this facility. The Company plans to substantially complete all related restructuring activities by December 31, 1996. Of the total restructuring charge of $11.8 million, approximately $9.0 million has been utilized by the end of the third quarter, 1996.

                Interest expense for the three and nine months ended September 28, 1996 was $5.4 million and $19.9 million, respectively, decreases of $3.6 million and $6.1 million from the same periods in 1995. Expressed as a percentage of sales, interest was 8% and 7% for the third quarter and first nine months of 1996, respectively, compared to 5% and 5% for the same periods in 1995.

                The Company recorded a pretax gain of approximately $78.3 million in the third quarter of 1996 resulting from the sale of its bicycle and snow products business to Brunswick Corporation on September 6, 1996. In the first quarter of 1996, the Company recorded a pretax gain of $20.2 million resulting from the sale of its Nelson/Weather-Rite camping subsidiary to Brunswick Corporation on March 8, 1996.

                The Company recorded a $6.1 million pretax extraordinary loss on the retiring of its $100 million 11.75% Senior Subordinated Notes due 2002. The after tax loss on this transaction was $3.7 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                In the first nine months of 1996, the Company recorded tax expense of $5.4 million before the extraordinary loss on extinguishment of debt. The tax benefit on the debt extinguishment was $2.4 million. The effective tax rate on earnings before the extraordinary loss was 57%. This compares to the 39% effective rate recognized in the first nine months of 1995. The increase in the effective rate is attributable to the Federal and State tax expense recorded as part of the sales of the Nelson/Weather-Rite subsidiary and the bicycle and snow products business at 50% and 38% respectively. Tax benefits from losses from normal operations and the extraordinary loss were recorded at 39%.


         LIQUIDITY AND CAPITAL RESOURCES

                Historically, the Company's working capital has been obtained primarily from internally generated funds and revolving lines of credit from banks. On a consolidated basis, during the first nine months of 1996, the Company's operations utilized cash flow of approximately $41.7 million, primarily due to operating losses and the escrow of $37.3 million pursuant to the sales of the Company's camping, bicycle and snow products businesses. In addition, the Company used cash to reduce its Accounts Payable. The seasonal nature of the Company's sales imposes fluctuating demands on its cash flow due to the temporary buildup of inventories in anticipation of, and receivables subsequent to, the peak seasonal period, which historically has occurred and may be expected to continue to occur around November of each year. Management does not anticipate any material effect on the seasonality of the Company's business as a result of the sale of the bicycle and snow product business. Cash of $ 11.3 million was used in capital expenditures during the first nine months of 1996.

                On September 6, 1996, the Company terminated its existing bank credit facility (as amended, the Amended and Restated Revolver) and entered into a new bank credit agreement (the "Bank Credit Agreement"). The new Bank Credit Agreement is for a three year term maturing September 1999 and provides for borrowings of up to $130 million based on certain inventories and accounts receivable. Interest is calculated at the Agent's referenced rate (generally the "prime rate") plus 1.25% and includes a LIBOR option which equals LIBOR plus 1.25%. The monthly unused facility fee is .25% on the available unused portion of the facility provided by the Bank Credit Agreement. At September 28, 1996, the Company had outstanding borrowings of $48.0 million under the Bank Credit Agreement.

                On August 2, 1996, the Company commenced an Offer to Purchase and Consent Solicitation (the "Offer") to the holders of its 11.75% Senior Subordinated Notes due 2002 (the "Notes"), whereby the Company offered to purchase up to all of the outstanding Notes not held by the Company ($90.1 million) at a purchase price equal to one hundred percent (100%) of such Notes' principal amount, plus accrued but unpaid interest. Such Offer terminated on August 29, 1996. Consents to the required Waivers under the Indenture were obtained from the holders of $88.4 million principal amount of the Notes and the Waivers to the relevant Indenture provisions were effected thereafter. Of such amount, $88.2 million also were purchased.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                Following the implementation of the Waivers and concurrent with the execution of the new Bank Credit Agreement, the Brunswick Transaction was consummated on September 6, 1996. The Company used the net proceeds to reduce its outstanding indebtedness under the Amended and Restated Revolver by approximately $75 million and to purchase $88.2 million principal amounts of its Notes for one hundred percent of their principal amount, plus accrued but unpaid interest to the date of the repurchase.

                The Company has two long-term debt issues, the $51,745,000 Convertible Subordinated Debentures due 2003 (the "Debentures") and the remaining $2.1 million Notes outstanding and not held by the Company. The Debentures are redeemable at the option of the Company beginning September 15, 1996 at a price of 105.875% of the principal face amount. The redemption price declines to par on or after December 15, 2000. The Notes may be converted by the holders thereof, at any time prior to redemption, to Common Stock at a conversion price of $4.00. Before the Company's Debentures can be called for redemption, the Company's Common Stock also must meet or exceed a minimum closing price of $5.0625 per share for the thirty day period prior to such notice of redemption.

                The Notes and Debentures are obligations of the Company and the ability of the Company to meet its debt service obligations is dependent on the ability of its subsidiaries to generate funds from operations sufficient to meet their respective debt service and other obligations and, second, to pay or distribute amounts to the Company sufficient to enable it to meet its debt service and other obligations. The Bank Credit Agreement restricts, with limited exceptions, distributions, dividends and payments to the Company, but, in each case, permit dividends and interest on intercompany loans to be paid to the Company for the purpose of making interest payments on the Notes and Debentures so long as the relevant subsidiary is not in default under the Bank Credit Agreement.

                At September 30, 1996, the Company, on a consolidated basis, had stockholders' equity of $55.0 million versus $55.5 million at December 31, 1995. Management believes that the Company's financing arrangements and anticipated cash flow during 1996 are adequate to provide the funds necessary to support operations and to permit the Company to meet its obligations.

RISK AND UNCERTAINTIES

Except for historical information contained herein, the matters set forth in this report are forward-looking statements which are subject to certain risks and uncertainties that could cause actual results to differ materially from those in, or which could be expected based on, such forward-looking statements. The Company's expectations regarding future sales and profits assume, among other things, reasonable continued growth in the general economy, which affects demand for the Company's products, improvement in the retail environment for fitness products, and reasonable stability in raw materials pricing, changes in which affect customer pricing decisions, as well as the Company's prices and margins and which have, in the past, had a material adverse effect on such prices and margins. The cost and benefits of the Company's discontinuance of operations at its Tyler, Texas facility and the consolidation of all fitness operations into its Opelika, Alabama facility may vary from the Company's expectations due to various factors, such as the extent of management's ability to eliminate or reduce duplication of costs, inefficiencies and overhead, and, now that such consolidation is complete, the ability to avoid quality control problems in the difficulties inherent in forecasting operating results. For a further discussion of risks and uncertainties associated with the Company's business, readers are referred to the discussion in Item 1 of the Company's report on Form 10-K with respect to its business, which information is incorporated by reference herein.

Part II.  OTHER INFORMATION


Item 6.   Exhibits and reports on Form 8-K.

           a) Exhibits:

                 11 - Computation of Per Share Earnings
                 27 - Financial Data Schedule (submitted in electronic form to
                      SEC only)

           b) Reports on Form 8-K.

                 On July 19, 1996, the Company filed a Current report on Form 8-K announcing that the Company had entered into a definitive agreement with Brunswick Corporation to sell its bicycle and snow business for approximately $212 million in cash (the "Brunswick Transaction").

                 On September 20, 1996, the Company filed a Current report on Form 8-K/A-1 to report the closing of the Brunswick Transaction and to report the termination of its then existing bank credit agreement and announcing its new $130 million bank credit agreement.

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ROADMASTER INDUSTRIES, INC.



Dated:  November 15, 1996            By:  /s/ Charles E. Sanders
        ------------------              ---------------------------------------
                                        Vice President, Treasurer and Secretary


                                     By  /s/ Charles E. Sanders
                                        ---------------------------------------
                                        Principal Accounting Officer

                               INDEX TO EXHIBITS


Exhibit                                                                 Page
Number                  Description                                    Number
-------                 -----------                                    ------
11(a) -     Computation of Per Share Earnings, Three Months
          Ended September 28, 1996 and September 30, 1995                16
11(b) -     Computation of Per Share Earnings, Nine Months
          Ended September 28, 1996 and September 30, 1995                17
27    -      Financial Data Schedule (submitted in electronic form to
             SEC only) N/A                                               N/A