Form 10-K
period 1996-12-31
RDM SPORTS GROUP INC
filed 1997-07-03
CIK 818350

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

 For the Fiscal Year Ended December 31, 1996    Commission File Number 0-16482

                             RDM SPORTS GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

        Delaware                              84-1065239
------------------------------                ----------
(State or other jurisdiction of              (IRS Employer Identification No.)
 Incorporation or Organization)

                         Suite 5, 267 Highway 74 North
                         Peachtree City, Georgia 30269
          -----------------------------------------------------------
          (Address of Principal Executive Offices, including Zip Code)

       Registrant's telephone number, including area code: (404) 586-9000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        Title of Each Class            Name of each exchange on which registered
        -------------------            -----------------------------------------
    Common Stock, $.01 par value               New York Stock Exchange
    8% Convertible Subordinated                New York Stock Exchange
        Debentures Due 2003

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    No  X
                                             ---    ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock of the Registrant held by non-affiliates as of June 20, 1997 was $37,674,468 based on the closing sales price of $1.25 on the New York Stock Exchange on such date. For purposes of this response only, all executive officers, directors and Metromedia International Group, Inc. are "affiliates" of the Registrant and shares held by non-affiliates were computed to be 30,139,574.

         The number of shares outstanding of the Registrant's $.01 par value common stock at June 20, 1997 was 49,507,167, excluding 4,239,598 shares held as treasury stock.

                      DOCUMENTS INCORPORATED BY REFERENCES

         None.

                                    PART I

ITEM 1.  BUSINESS

         RDM Sports Group, Inc. (the "Company" or "RDM"), through its operating subsidiaries, is a leading U.S. manufacturer and distributor of fitness equipment, selected toy products, and other selected recreational products. The Company's major product lines consist of: fitness equipment, including stationary, aerobic equipment, multi-station weight systems and benches; toy products, such as toy horses, bulk plastic toys, swing sets, trampolines, and children's lamps; and selected other recreation products, including sports hosiery, team sports equipment, and backyard and lawn games.

         The Company markets its products, primarily through mass merchandisers, under well established trade names with widespread consumer recognition and long operating histories, including, Vitamaster(R) (1950), Flexible Flyer(R) (1889), American Playworld(R) (1983), MacGregor(R) (1870), DP(R) (1953), Hutch(R) (1906), Reach(R) (1960) and Forster(R) (1988), and by
license under the Reebok(R) and Precious Moments(TM) brand names. In 1996, the Company had sales greater than $10 million each to 11 leading mass merchandisers, including Toys "R" Us, Inc. ("Toys "R" Us"), Wal-Mart Stores, Inc. ("Wal-Mart") and Target Stores, Inc. ("Target"). In recent years, the Company has received several Vendor of the Year awards from mass merchandisers, including Toys "R" Us, Wal-Mart, Target, Sears Canada, Shopko Stores, Inc., and Pamida, Inc. The principal markets for the Company's products are mass merchandisers located primarily in the United States and Canada.

          As discussed below, in 1996, the Company sold all of its camping, bicycle and snow toy assets in two independent transactions in order to, among other things, reduce its outstanding indebtedness. In 1996 and 1997, the Company's performance was adversely affected by reduced sales in certain of its retained product lines and increased product warranty claims for certain of its fitness products. In order to address these matters, in 1996, the Company began to implement, and in 1997 is continuing to implement, various strategies intended to improve its financial condition and operating performance. These strategies include expense reduction programs, inventory management reduction programs, reorganization of the fitness production facility, production related employee training programs, reduction in number of products offered, a shift from manufacturing of certain products to sourcing, extensive piloting and testing of new product introductions, and implementations of stringent quality assurance measures. Management expects the full effects of such strategies will not be fully realized, if at all, until late 1997.

         The Company must satisfy all of its working capital and capital expenditure requirements from borrowings under its revolving and fixed period loan (the "New Loan Facility" as further described herein), from cash provided by operating activities, from the sale of assets or external borrowings. Despite the sale of its camping, bicycle and snow toys assets, the Company remains highly leveraged. Furthermore, substantially all of the Company's assets have been pledged to secure borrowings under the New Loan Facility. Sales of such assets generally require the consent of the Lenders and management believes that sales of assets which are not replaced would generally require payments of the indebtedness secured thereby, which indebtedness could exceed the immediately realizable value of such assets. To the extent the Company's access to capital is constrained, the Company may not be able to make certain capital expenditures or implement certain other aspects of its on-going business plan and the Company may, therefore, be unable to achieve the full benefits expected therefrom.

         The Company has developed successful relationships with mass merchandisers by providing a low cost product that management believes is differentiated from the competition based on superior features, and by supplying just-in-time inventory with proven reliability. The Company emphasizes quality through strict design criteria to ensure high standards for all of its products. The Company has encountered quality control issues on certain types of fitness equipment, see Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". In addition, the Company has developed flexible and efficient manufacturing operations that enable it to shift production runs to match demand.

         The Company was formed on June 1, 1987. In September 1993, the Company acquired certain assets of the Flexible Flyer Company ("Flexible Flyer"), a manufacturer of a variety of toy products. From October 1993 to September 1996, the Company had a distribution agreement with MacGregor Sports Products, Inc., a wholly-owned subsidiary of MacGregor Sports and Fitness, Inc., pursuant to which the Company was the exclusive worldwide distributor of MacGregor(TM) brand baseball, softball, basketball, football, soccer, hockey, volleyball, racquet sports and other products. In September 1996, the Company purchased the exclusive rights to use the MacGregor(TM) name for all sports products except apparel, shoes, inflatables (balls) sold to institutions, bags, and various other small items.

         In February 1994, the Company acquired substantially all the assets of American Playworld, Inc. ("American Playworld"), a leading manufacturer of trampolines distributed mainly to mass merchants. American Playworld's operations are now conducted by the Company.

         On December 6, 1994, the Company acquired Diversified Products Corporation ("DP"), Nelson/Weather-Rite, Inc. ("Nelson/Weather-Rite"), Willow Hosiery Company, Inc. ("Willow") and Hutch Sports USA, Inc. ("Hutch") (collectively referred to as the "Sports Subsidiaries") from The Actava Group, Inc. ("Actava").

         On March 23, 1995, Hutch acquired the sporting goods division of Forster Manufacturing Company ("Forster"). The Forster product categories acquired include various backyard and lawn games, including croquet, bocce ball, and volleyball.

         On April 28, 1995, Nelson/Weather-Rite acquired certain assets and the business of MZH, Inc. ("MZH"), a manufacturer and marketer of sleeping bags. Such acquired operations were thereafter conducted by Nelson/Weather-Rite.

         On March 8, 1996, substantially all of Nelson/Weather-Rite's assets, including the assets acquired from MZH, were sold to Brunswick Corporation ("Brunswick") for $120.0 million in cash and the assumption of certain liabilities aggregating $10.0 million (the "First Brunswick Transaction"). The net proceeds of such sale were applied to reduce outstanding indebtedness. The final purchase price, as adjusted for ordinary post closing adjustments and based on closing working capital levels, was reduced by $2.2 million. The Company used the net proceeds to reduce its outstanding revolving credit facility by approximately $110.0 million. The Company recognized a pre-tax gain of approximately $24.4 million on the sale. As a result of such divestiture, the manufacturing and distribution of camping products is no longer a material portion of the Company's business.

         On March 31, 1996, the Company purchased all of the outstanding shares of common stock of TQ, Inc. ("TQ"), a company in which the Company had acquired a 25% ownership interest in connection with the acquisition of the Sports Subsidiaries, making the Company the sole owner of TQ. TQ manufactures gift sets, sports clothing, and sports equipment almost solely for the Company.

         On September 6, 1996, the Company completed the sale of the assets of the Company's bicycle and snow toy products businesses (which also includes tricycles, wagons, and junior ride-ons) to Brunswick for approximately $189.7 million in cash, as adjusted ("the Second Brunswick Transaction"). The Second Brunswick transaction included the purchase of certain assets and the assumption of accounts payable, accrued liabilities, and Industrial Revenue Bonds affiliated with the bicycle and snow toy products businesses. In connection with the Second

Brunswick Transaction, the Company leased its former Olney, Illinois facility to Brunswick pursuant to a long-term lease with an option to buy the property. In connection with the Second Brunswick Transaction, the Company also deposited $10.0 million into an escrow account to secure the costs of the environmental remediation of the property at the Olney, Illinois facility (see Item 2. "PROPERTIES - ENVIRONMENTAL MATTERS"), for which the Company has indemnified Brunswick. In connection with the settlement of various post-closing adjustment claims, the Company granted a relocation credit to Brunswick under the Olney lease in the amount of $2.2 million, which approximates three years of lease payments. The Company recognized a pre-tax gain of $91.1 million on the Second Brunswick Transaction and used the net proceeds to reduce its outstanding indebtedness (see Note 1 of Notes to Consolidated Financial Statements, "Background") and for other corporate purposes. In 1996, the Company's bicycle and toy snow products businesses contributed approximately $106.0 million in sales and $3.6 million in operating profit for the year then ended.

         The Company's principal executive offices are located at Suite 5, 267 Highway 74 North, Peachtree City, Georgia 30269 and its telephone number is
(404) 586-9000. The Company is incorporated under Delaware law.

PRODUCTS

         Fitness Equipment. Over the last decade, sales of fitness equipment in the United States have increased primarily as a result of favorable social and demographic factors. In particular, the post-war "baby boom" generation is a prime user of fitness equipment. The fitness equipment market includes free weights and benches, multi-station weight systems, skiers, stair steppers, stationary exercise bikes, and treadmills. According to the Sporting Goods Manufacturers Association ("SGMA"), a trade association, wholesale sales of exercise equipment in the United States market grew by an estimated 7.0% in 1996 to a total estimated market size of $2.1 billion.

         Today, the Company is a leading domestic manufacturer of a variety of fitness equipment primarily consisting of stationary exercise bicycles, treadmills, weight benches, stack weight and other resistance systems, specialty fitness items, ski machines, and stair steppers. The Company's exercise and fitness equipment is sold primarily under the DP(R) and Vitamaster(R) names.

         In 1995, the Company broadened its fitness distribution channels by placing increased emphasis on television infomercials and television home shopping programs including the Home Shopping Network. Management believes the roll-out of new products in this format increases consumer awareness of the Company's products and provides benefits of additional distribution along with "as seen on TV" advertising campaigns for the mass merchandisers. The Body By Jake(R), AB and Back Plus(TM) product and infomercial were selected as the Best Infomercial Product of the Year (1995) and the Best Infomercial of the Year
(1995), respectively, by the National Infomercial Marketing Association
("NIMA").

         Toys. The Company's toy products are composed of many different kinds of products, including swing sets, trampolines, toy horses, bulk plastic toys, and preschool "foot-to-floor" ride-ons. The Company also manufactures and sells a variety of table and decorative lamps focusing on the children's market, including decorative lamps employing licensed rights to various themes and characters of Precious Moments, Inc. ("Precious Moments"). See "LICENSING" below for additional discussion.

         The Company estimates there were $102 million in wholesale sales of residential metal swing sets and gym sets and over $525 million in bulk plastic toys in 1996. The remainder of the toy product categories in which the Company competes, which comprise only a portion of the total toy products market, accounted for approximately $315 million in wholesale sales in 1996 according to management's estimates. In recent years, the sales of toys in the United States were bolstered by the "baby boomlet" demographic. Although demographic trends supporting the sale of toys in the United States are not as favorable as in recent years due to the aging of such baby boomlet demographic, the number of children who are prime users of toy products still remains at relatively high levels on a historical basis.

         The Company is a leading domestic manufacturer and distributor of swing sets, toy horses, trampolines, and other toy products. The overall growth in the toy line in recent years has been the result of increases in its market share for traditional products, including metal swing sets and trampolines, as well as the introduction of new products.

         In 1995, the Company introduced a number of new and innovative toy products including: the Prodigy Swing System(TM); Bounce-A-Round See-Saw(TM); Sand Dune Rally(TM) sandbox; Having a Ball(TM) ball cage; and 8' Junior All Pro Trampoline. Products introduced both capitalized on the Company's strong brand names, including Flexible Flyer(R), American Playworld(R), Gym Dandy(R), and PlaySafe(TM) and provided further line extensions to the range of toy categories in which the Company competes. Although new toy product introductions were minimal in 1996, as the Company concentrated on market penetration for the products introduced in 1995 and its restructuring activities, the Company did introduce two new products in 1996: The Lil Pit Stop(TM) Activity Garage and Cart to Car(TM) pre-school ride-on. The Lil Pit Stop(TM) Activity Garage received a Toy of the Year award from Parents Magazine.

         Other Recreation Products. The Company also markets and distributes nationally a line of team sports products, back yard and lawn games, including croquet, bocce ball, and volleyball, and sports hosiery products through its Hutch and Willow subsidiaries, respectively.

         Hutch is an official licensee for The National Football League ("NFL"), The National Basketball Association ("NBA"), The National Hockey League ("NHL"), Major League Baseball ("MLB"), various colleges, and Reebok International Ltd. ("Reebok"). Its major product lines include basketballs, footballs, baseballs, baseball gloves, and football outfits. Hutch markets its products under the Hutch(R), MacGregor(R), and Reebok(R) brands. Willow is a licensee for the NFL as well as various colleges and universities. Willow's products are manufactured to specification by hosiery manufacturers located in the southeastern United States.

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

         From time to time, the Company utilizes certain endorsement and license agreements for use with its fitness marketing programs. Often these agreements include both print and television promotions, as well as personal appearances of certain "sports celebrities" to promote the Company's products.

         In January 1997, the Company signed an exclusive license agreement with Reebok International, Ltd. ("Reebok"). The Company and Reebok will manufacture, distribute, and market various home fitness equipment, including Reebok(R) treadmills, Cycle Reebok(TM) exercise bikes, Sky Walkers, and portable fitness equipment. Management believes this strategic alliance should allow the Company to expand its distribution channels and sell various fitness products at higher price points. This agreement extends through March 2000, with an option to renew for an additional four year term.

         The Company has license agreements with Precious Moments, Inc. to utilize the Precious Moments(R) characters for use with its children's lamps. This agreement expires in March 1998.

         Hutch is an official licensee for the NFL, NBA, NHL, MLB, various colleges, and Reebok. The license agreement with Reebok is for footballs, basketballs, volleyballs, and baseball glove products. Hutch also has an agreement with Glenn Robinson of the NBA to use his name in endorsing their products. Willow is a licensee for the NFL and various colleges. Current licenses for Hutch and Willow expire at various times through December 1999.

MANUFACTURING

         The Company's fitness manufacturing operations were realigned during 1996 by moving production of weight systems, weight benches, stair steppers, ski machines, and specialty fitness products from the Company's former fitness production facility in Tyler, Texas to Opelika, Alabama. The Company also relocated its stationary exercise bike production from its former Olney, Illinois facility to Opelika with a corresponding transfer of Opelika's mountain bike production to Olney prior to the consummation of the Second Brunswick Transaction. The Company's weight filling operations are performed in a secondary facility in Olney, Illinois.

         The Company's facility located in West Point, Mississippi, manufactures toy products. Lighting products are manufactured at the Company's facilities in Kansas City and North Kansas City, Missouri. Trampolines and related products are manufactured at the Company's facility in Ogden, Utah. The Company maintains plastic molding capability at its West Point facility. Such capability is utilized primarily in the manufacture of the Company's toy product lines, including a variety of molded plastic toys.

         Basic materials used by the Company are purchased primarily from domestic sources. Certain products are currently obtainable on an economically feasible basis only from foreign suppliers and, therefore, are subject to changes in price as a result of changes in foreign currencies against the U.S. dollar. Alternative domestic and/or foreign sources are available for raw materials and components.

CAPITAL IMPROVEMENTS AND EXPANSION

         The Company's capital expansion plans contemplate the investment of up to approximately $10.0 million for plant and capital improvements of its businesses over the next two years. The Company believes that less than half of that amount is necessary to maintain production facilities. The majority of these planned expenditures include projects to integrate and streamline the Opelika facility; tooling for new products, machinery and equipment for cost reductions; and equipment upgrades. The Company analyzes each of its investment projects to seek to ensure that the investment yields acceptable returns and is in accordance with the Company's current and future growth plans. See Item 2. "PROPERTIES," and Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS >>LIQUIDITY AND CAPITAL RESOURCES."

DISTRIBUTION AND MARKETING

         Fitness products are marketed primarily to mass merchants and through direct marketing channels, including television infomercials. Toys are marketed to mass market retailers, discount department stores and large chain toy stores. Team sports and hosiery products employ similar distribution channels as toys, including distribution to mass merchandisers and discount department stores.

         The Company maintains showrooms in New York, New York; Opelika, Alabama; Hebron, Kentucky; and Peachtree City, Georgia. The Company participates in trade shows, advertises in trade publications, and supplies large numbers of catalogs to retail trade groups and consumers.

         The Company advertises its products with "point of purchase" materials and utilizes both print and TV media advertising campaigns to promote its products, including the Company's trampolines. The Company also advertises certain fitness products through the "infomercial" format. See "PRODUCTS, FITNESS EQUIPMENT" for a discussion of the Company's infomercial programs.

         Due to the relatively short period of time between placement of orders for products and shipments, the Company normally does not consider its open orders to be significant to its business. Because of rapid delivery requirements of its customers, the Company typically maintains certain quantities of finished goods inventories to respond to short notice demand and to provide high service levels to its customers. However, since some of the Company's customers also share point of sale information through Electronic Data Interchange ("EDI") with the Company, management believes the Company is able to adequately project its customers' requirements, limit its inventory levels and reduce its exposure to inventory obsolescence. The Company either ships products directly from its plants or, in the case of imported products, arranges for direct container shipments to certain U.S. ports designated by customers for pickup.

         The Company presently distributes and markets fitness products and a limited number of toy products through a distribution operation in Niagara Falls, Canada. The majority of the products distributed in Canada are manufactured by the Company, with the remainder sourced from other suppliers. International sales in 1996 accounted for 6.9% in 1996 versus 4.3% in 1995. Of such international sales, in 1996 approximately 1% was attributable to sales of toy products in the United Kingdom. In 1996, management decided to discontinue the Company's sales efforts in the United Kingdom and management does not believe international toy sales will be a material portion of the Company's future international sales for the foreseeable future. Nevertheless, management believes international sales, consisting primarily of sales of fitness products in Canada, should continue to constitute approximately 7% of the Company's total annual sales.

         Fitness product sales are seasonal by nature, and are usually concentrated in the first and fourth quarters of the year. This seasonality is influenced by weather, holiday sales, and New Years' resolutions. The Company's swing sets and backyard and lawn games sales are generally concentrated in the second quarter of the year, while sales of team sports products are higher in the third and fourth quarters due to the holiday season. Trampoline sales are higher in the spring, due to the improvement in weather conditions, and in the fourth quarter of the year as a holiday item.

CUSTOMERS

         In 1996, the Company had sales greater than $10.0 million each to 11 leading mass merchandisers. Wal-Mart, Toys "R" Us, K-Mart and Sears collectively accounted for 42.5% and 42.9%, of the Company's total sales in 1996 and 1995, respectively. One of these customers, Wal-Mart, accounted for 24.8% and 26.2% of total sales in 1996 and 1995, respectively. Other than Wal-Mart, no other customer accounted for more than 10% of the Company's sales in 1996 and 1995. The loss of, or a material reduction in, business from any of these customers could adversely affect the Company's business. Although the Company's total volume of sales is expected to be lower in 1997 due to the divestiture of its bicycle and snow toys businesses, management does not anticipate any material change in the Company's customer base.

COMPETITION

         All of the Company's businesses are extremely competitive. The Company competes primarily on the basis of just-in-time delivery, product innovation, consistent quality control, and price.

         Many of the Company's competitors may have substantially greater financial resources than the Company. The Company competes in the fitness equipment market with domestic companies such as ICON Health and Fitness, Inc., a subsidiary of IHF Capital and importers of foreign sourced products. In the toy products category, the Company competes with a number of competitors, including The Little Tikes Company, a subsidiary of Rubbermaid Incorporated; Mattel, Inc.; and Hedstrom Corporation.

         Imports of toy products and fitness equipment have subjected domestic producers to price competition, especially over the past five years, and have created price sensitivity. Imports constitute a significant source of competition for the Company because the vast majority of the imports continue to be distributed to major national and regional mass merchandisers including the Company's major existing customers.

PATENTS AND TRADEMARKS

         The Company's toys are sold primarily under the Flexible Flyer(R) brand name. The Flexible Flyer(R) brand name is utilized under a royalty free license by Brunswick for certain snow toys, tricycles, wagons, and ride-on toys. Most of the Company's fitness products are sold under the DP(R) and Vitamaster(R) brand names. Trade names used to market the Company's team sports products include Hutch(R), MacGregor(R), Reach(R), and Forster(R).

         The Company owns numerous patents and trademarks. The Company believes that the loss of any of its patents and trademarks (other than the DP(R), Vitamaster(R), and Flexible Flyer(R) trademarks) would not have a material adverse effect on its business.

EMPLOYEES

         The Company and its subsidiaries have approximately 1,900 employees of which approximately 1,300 are represented by various trade unions. Substantially all of the Company's corporate services are provided by its subsidiaries. Management believes the Company's relations with its employees are good and does not anticipate material labor problems; however, in the event of a strike or work stoppage at one or more of its facilities, the strike or work stoppage, depending on its duration and magnitude, could result in a disruption of the Company's operations and could have a material adverse effect on its financial condition or results of operations.

ITEM 2.  PROPERTIES

         The Company's major manufacturing and distribution sites are described below. In addition, the Company owns or leases other facilities consisting primarily of warehouse space.

         The Company's largest facility is located on a 121 acre site in Opelika, Alabama. Such facility is leased from the City of Opelika development authority and the Company has an option to acquire the facility for nominal consideration. Such facility consists of approximately 1,000,000 square feet of manufacturing and warehouse space, a portion of which is currently subleased to unaffiliated third parties. Fitness equipment is manufactured at this facility.

         The Company's weight filling operation is located in a 40,000 square foot leased facility in Olney, Illinois.

         In West Point, Mississippi, the Company leases a 315,000 square foot facility and owns a 93,000 square foot facility where molded plastic toys, metal and molded plastic swing sets, and hobby horses are manufactured.

         The Company leases two facilities located in Ogden, Utah totaling 74,000 square feet. Trampolines and related products are manufactured at these facilities.

         The Company's Hutch and Willow operations relocated in February 1997 to a new leased 180,000 square foot facility located in Hebron, Kentucky which includes both warehouse and office space. The warehouse is utilized for storage and distribution of footballs, baseballs, basketballs, clothing, licensed gift sets, and backboards.

         The Company leases three facilities located in Monticello, Kentucky totaling approximately 160,000 square feet. These facilities are utilized to manufacture replica NFL and college football outfits, hand sewn footballs, basketball mini backboards, MLB replica baseball outfits, and lawn games.

         The Company's Canadian distribution operation, RDM Sports and Leisure Inc. (RDM Leisure"), located in Niagara Falls, Canada, occupies two facilities. The Company leases a 51,200 square foot facility of which 40,000 square feet is warehouse space used for parts, service, and storage of finished goods and the remaining 11,200 square feet is used for the office and showroom. The Company owns a 75,000 square foot facility located on a 5.6 acre site, primarily used for storage of finished goods.

         Subsequent to year end, the Company settled all of its obligations with respect to its former Tyler Texas facilities. The costs of such settlements, which will be paid over time and which aggregate, approximately $425,000, will be charged against the existing restructuring reserve.

         The Company also leases office space in Rosemont, Illinois for certain business functions. Although the Company is actively seeking to sublease the Tyler, Texas and Rosemont, Illinois facilities, no assurances can be given that any such subleases can or will be obtained. See Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - RESULTS OF OPERATION" for a discussion regarding the closing of the Tyler facilities.

         The Company's executive offices are located in approximately 1,000 square feet of leased office and showroom space in Peachtree City, Georgia.

         The leased properties of the Company and its subsidiaries are held under leases expiring over a period from 1997 to 2006. The Company believes that property comparable to its leased properties can be obtained at a comparable cost.

ENVIRONMENTAL MATTERS

         The Company is subject to regulation under federal, state, local, and provincial laws and regulations governing pollution and protection of human health and the environment, including air emissions, water discharges, management and cleanup of solid and hazardous substances, and wastes. The Company believes that its facilities and operations are in material compliance with all existing applicable laws and regulations. The Company cannot at this time estimate the impact of any future laws or regulations on its future operations or future capital expenditure requirements. The Company is not aware of any pending federal or state legislation that would have a material impact on the Company's financial position, results of operations, or capital expenditure requirements.

         The Company has been identified as a potentially responsible party ("PRP") for hazardous wastes in connection with the Four County Landfill Superfund proceeding in Rochester, Indiana, pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"). CERCLA requires cleanup of sites from which there has been a release or threatened release of hazardous substances and authorizes the United States Environmental Protection Agency (the "EPA") to take any necessary response action at Superfund sites, including ordering PRPs liable for the release to take or pay for these actions. The Company disposed of hazardous substances at the Four County Landfill, composed of paint sludge, plating sludge, and plating pre-treatment sludge. Although the Company has been invited to settle this matter as a de minimis party, it has not yet done so. The Indiana Department of Environmental Management, which has responsibility for the site, estimates the Company's liability to be less than 1% of the total cleanup costs (approximately 0.28%). In management's opinion, based on the proceedings and investigations to date and the amount of wastes sent by the Company to the Four County Landfill, the costs associated with the cleanup at this site will not have a material effect on the Company's financial condition or results of operations.

         The Company is currently conducting remedial activities at its former Olney, Illinois manufacturing facility, where approximately 3,000 barrels of paint waste and solvents were buried between 1974 and 1978. This site also includes three small inactive disposal pits for paints, sludges, solvents, and oils, and four inactive surface settling basins for plating wastewater (such paint waste, sludges, solvents, and oils collectively referred to herein as the "contaminants"). The pits and basins were utilized by one or more prior owners of the facility, and the burial of the barrels was carried out by a prior owner of the facility, AMF Corporation. In 1980, the then current owner of the facility installed six monitoring wells strategically located near each area to monitor any migration of contaminants. Based on the most recent results from the monitoring wells and additional sampling and testing by an environmental engineering firm, Environmental Science & Engineering, Inc. ("ESE"), some minor migration of contaminants has been detected from the buried barrels toward the southern portion of the site. Since the soil at the site is a glacial till composed of dense clay, the Company believes, based on further investigation during the drilling of additional monitoring wells by ESE, that the probability of significant movements of contaminants from the buried barrels is small. ESE is currently pursuing a testing and remedial plan for the site, which will be subject to approval by the Illinois Environmental Protection Agency ("IEPA"). The cleanup has been accepted as part of the State of Illinois' Voluntary Cleanup Program, which allows the Company to clean up the site, subject to IEPA supervision and review, without any enforcement action by the IEPA or the EPA. While no assurances can be given, the Company believes that by participating in the Voluntary Cleanup Program, it may be able to reduce its total cleanup costs. The remedial program could include placement of additional monitoring wells or other monitoring instruments, "capping" the site, installation of slurry or containment walls or interception trenches, hydraulic containment using sump pumps to recover contaminants and other liquids and discharge them through a new and existing wastewater treatment facility or removal of the barrels and surrounding soils. No assurances can be given that the costs associated with the remedial program will not be material or that unanticipated environmental matters resulting in additional material cost for the Company will not arise. The Company has escrowed $10.0 million and has reserved an additional $6.4 million to cover this exposure, which will be expended over a number of years. In management's opinion, additional costs associated with the remedial program are not expected to have a material adverse effect on the Company's financial condition or results of operations.

         Prior to the purchase of DP by the Company, the Alabama Department of Environmental Management ("ADEM") issued an administrative order on May 14, 1991, obligating DP to undertake various investigative activities with respect to an inactive chrome plating tank at its Opelika facility. This area is located on the property acquired by the Company. The required investigation called for, among other things: (a) preparation of a "Groundwater Quality Assessment Work Plan," (b) closure of the chrome tank area, and (c) submission of a complete post-closure permit application for the chrome tank area. Closure of the chrome tank area was completed in April 1992 and the Company has subsequently worked with Alabama authorities to comply with the terms of the order. In addition, a final Groundwater Quality Assessment Report was submitted to ADEM in May 1994. The Company submitted its application for a post-closure permit for the chrome tank area on July 31, 1995. In addition, the Company has submitted a Risk-Based Closure Report seeking a Clean Closure Equivalency Determination with respect to the chrome tank area, which would, if granted, avoid further corrective action near the chrome tank area and additional long-term groundwater monitoring. It is anticipated that the Company may be required to conduct additional investigative and corrective action at the Opelika facility. In the Resource Conservation and Recovery Act ("RCRA") facility assessment, the EPA identified 45 solid-waste management units and one area for further study at that portion of the Opelika facility acquired by the Company. A contiguous land parcel, "the Materials Storage Area", which was retained by a subsidiary of Actava, the former owner of the Sports Subsidiaries, was identified as an additional solid-waste management unit. It is anticipated that the EPA will require confirmatory sampling and testing for some or all of the 45 identified solid-waste management units. Depending on the results of this additional investigation, the Company and/or other persons will be required to develop and implement a corrective action plan for those solid-waste management units that pose potential threats to human health and the environment, if any. In connection with any investigation and corrective action which is required at the Materials Storage Area, federal and state environmental authorities have acknowledged that Actava has retained ownership of this area, and are requiring Actava, rather than the Company, to undertake and finance any necessary investigation and corrective action with respect thereto. The ADEM and EPA permitting processes are expected to require several years of investigation, design, construction, and negotiation. Unless the Clean Closure Equivalency Determination is granted, subsequent post-closure care of the chrome tank area may last as long as 30 years. The extent of the remediation of soil and groundwater contamination that may have to be undertaken at the Opelika facility will be determined by the results of additional on-site investigation. Any environmental remediation costs associated with the Opelika facility will not have any effect on the Company's income statements unless remediation costs exceed the reserve which is established or the Company incurs liability for the Materials Storage Area which is not covered by an environmental indemnity agreement between the Company and Actava pursuant to which Actava has agreed to indemnify the Company for costs and liabilities resulting from the presence on or migration of regulated materials from the Materials Storage Area. The Company has established $3.6 million of reserves to cover this exposure. In management's opinion, additional costs associated with the remedial plan are not expected to have a material adverse impact on the Company's financial condition or results of operations.

ITEM 3.  LEGAL PROCEEDINGS

         The Company was a defendant, along with two other major U.S. manufacturers of bicycles, Huffy Corporation and Murray-Ohio Manufacturing Company, in a case brought in the U.S. District Court for the District of Massachusetts in November 1995 (case number 95-12532), by two major importers of bicycles manufactured in the People's Republic of China, Dynacraft Industries, Inc. and China Bicycle Company (Holdings) Ltd. (the "Chinese Importers"). The Chinese Importers sought to prevent these three U.S. manufacturers of bicycles from marketing their bicycles as "Made in the USA". The Chinese Importers brought this action under the Lanham Act and the Massachusetts unfair trade practices statute, alleging that the three U.S. manufacturers were deceiving retailers and the consumers by advertising the bicycles as "Made in the USA" while making bicycles which include foreign components and therefore are not 100% made in the U.S. The Chinese Importers claimed that they lost over $100.0 million in sales as a result, and asserted that amount as alleged damages. The U.S. manufacturers, including the Company, answered and demanded a jury trial, asserting that 100% content was not legally required, and also was impossible because some components were only available from foreign sources, and therefore such bicycles were made in the U.S. to the fullest economically practical extent, as well as other defenses. The Company, together with the two other U.S. manufacturers of bicycles, settled such litigation in the fourth quarter of 1996. The Company experienced no material loss or gain in connection with such settlement.

         In Roadmaster Corporation v. General Electric Company, Civil Action No. 95 C 5220 (U.S. District Court for the Northern District of Illinois, filed October 5, 1995), Roadmaster Corporation, now known as RDM Holdings, Inc. ("RDMHI") is seeking damages for breach of contract, breach of warranties, indemnity and related claims arising out of the delivery to RDMHI by General Electric Company ("GE") of approximately 52,600 electric motors previously utilized in certain of the Company's fitness products, some portion of which were defective. Pursuant to the contract created by GE's acceptance of RDMHI's purchase orders, RDMHI is seeking to recover from GE all of RDMHI's costs, expenses, damages and the costs of resolving customer claims arising out of the delivery of the non-conforming GE motors. The amount of claims for out of pocket damages exceed $10 million with additional damages for lost sales, lost profits and attorneys fees. GE has asserted counterclaims for approximately $2.8 million, which GE asserts that RDMHI has failed to pay for motors, and for alleged misrepresentations made by RDMHI in notices sent to treadmill purchasers which stated that certain treadmills could contain defective GE motors. RDMHI is withholding payment of an amount in excess of $2.4 million, but is doing so pursuant to the terms of the purchase orders. RDMHI is aggressively pursuing its claims and is vigorously defending the counterclaims. Trial is currently scheduled for later this year. Nevertheless, the Company is unable to predict the ultimate outcome of this litigation.

         Roadmaster Corp. and RDM v. Thomas Itin, Civil Action No. 95-CV-4282-JPG (U.S. District Court for the Southern District of Illinois, filed November, 1995). The Company is a plaintiff in a declaratory judgment action in which the Company and RDMHI seek a declaration that nothing is owed Thomas Itin, a former director of the Company, who resigned in May 1993 pursuant to the terms of a settlement agreement regarding his departure, in connection with the 1994 acquisition of the Sports Subsidiaries. Itin has counterclaimed for approximately $2.5 million, which he claims is due him under that settlement agreement. RDM contends that Itin has failed to meet the conditions precedent to create liability to RDM (including, but not limited to, a requirement for approval by the outside directors, which never occurred). The Company intends to prosecute its declaratory judgment action vigorously and to defend the counterclaim vigorously;

however, the Company is unable to predict the ultimate outcome of this litigation. Based on the advice of counsel, management believes that even if Itin were to prevail in his claims, the maximum amount of damages under the settlement agreement would be 1/2% of the transaction consideration, or approximately $580,000 plus interest.

         The Company is a defendant in Baldor Electric Company v. Delaware Roadmaster Corp., Civil Action No. 96-11503-K (192nd Jud. Dist. Court of Dallas County, Texas, filed October 31, 1996). Baldor Electric has sued RDMHI, claiming damages in the amount of approximately $691,000, resulting from RDMHI's alleged failure to take delivery of certain treadmill motors designed by Baldor. RDMHI asserted that the motors were non-conforming, unmerchantable and otherwise defective, and that, accordingly, RDMHI was justified in rejecting the motors. RDMHI intends to defend the claim vigorously and RDMHI is preparing and intends to pursue a counterclaim against Baldor for the costs of cover (the cost of obtaining substitute motors) and other incidental and consequential damages, however, the Company is unable to predict the ultimate outcome of the litigation.

         The Company, through its operating subsidiaries, is involved in various legal proceedings which are normal to its business, including product liability, patent infringement, contested OSHA matters, and workers' compensation claims. In management's opinion, the ultimate resolution of those proceedings is not likely to have a material adverse effect on the Company's financial condition or its results of operations. The Company maintains insurance for certain types of claims experienced in the ordinary course of its business. From time to time the Company also may be subject to claims and/or legal actions other than in the ordinary course of its business and which may not be covered under its liability insurance policies. To the extent any such matters result in substantial cash payments by the Company, whether pursuant to one or more verdicts or settlements, regardless of whether such matters result in actual litigation, such substantial cash payments could have a material adverse effect on the Company's financial condition and/or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of the year ended on December 31, 1996.

                                    PART II

ITEM 5.  PRICE RANGE FOR COMMON STOCK

         The Company's Common Stock has traded on the New York Stock Exchange under the symbol "RDM" since December 12, 1994. The following table indicates the high and low closing sale prices of the Common Stock on the New York Stock
Exchange:

                                  1996                            1995
                        ---------------------------- ------------------------------
                          HIGH             LOW            HIGH             LOW
                        ------------ --------------- --------------- --------------
Fourth Quarter            $1.75           $1.13           $3.75            $2.13
Third Quarter              2.00            1.50            3.25             2.63
Second Quarter             2.25            1.50            3.38             2.25
First Quarter              2.75            1.88            4.00             2.75


         On June 20, 1997 there were 1,375 registered holders of the Company's Common Stock.

DIVIDEND POLICY

         Holders of Common Stock are entitled to such dividends as may be declared by the Board of Directors and paid out of funds legally available for payment of dividends. The Company has never paid any dividends on its Common Stock. The Company intends to retain earnings to finance the development and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Future determination as to the payment of dividends is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, capital requirements, financial condition and the existence or absence of any contractual limitations on the payment of dividends. For more information as to the current contractual limitations on the payment of dividends, see Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES".

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data for each of the years in the five-year period ended December 31, 1996. The income statement data for the fiscal years ended December 31, 1996, 1995, and 1994 and the balance sheet data as of December 31, 1996 and 1995 have been derived from the Company's consolidated financial statements included elsewhere in this report. This data should be read in conjunction with Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," the consolidated financial statements and the notes thereto.




[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

(in thousands except per share data)

                                                               YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------------
                                          1996        1995          1994         1993         1992
                                       ---------    ---------    ---------    ---------    ---------
STATEMENT OF OPERATIONS (1) (2) (3)
  (4) (5) (6) (7):
  Net sales                            $ 366,683    $ 730,875    $ 455,661    $ 312,160    $ 226,201
  Cost of sales                          365,401      644,268      388,871      264,031      190,951
                                       ---------    ---------    ---------    ---------    ---------
  Gross profit                             1,282       86,607       66,790       48,129       35,250
  Selling, general and
       administrative expenses            65,405       92,814       37,976       27,055       21,589
  Impairment loss                          1,470       23,500           --           --           --
  Restructuring expense                    4,262        7,521           --           --           --
  Gain on sale of subsidiaries          (116,324)          --           --           --           --
  Gain on sale of affiliated company          --           --           --           --         (709)
  Interest expense, net                   22,652       35,470       21,312        9,515        6,355
  Other expense (income), net              7,951        7,785         (394)        (103)         592
                                       ---------    ---------    ---------    ---------    ---------
  Earnings (loss) before
       extraordinary item and income
       tax expense (benefit)              15,866      (80,483)       7,896       11,662        7,423
  Income tax expense (benefit)            11,360      (29,479)       2,896        4,029        3,726
                                       ---------    ---------    ---------    ---------    ---------
  Income (loss) before extraordinary
       item                                4,506      (51,004)       5,000        7,633        3,697
  Extraordinary item, net of tax           3,731           --           --           --           --
                                       ---------    ---------    ---------    ---------    ---------
  Net earnings (loss)                  $     775    $ (51,004)   $   5,000    $   7,633    $   3,697
                                       =========    =========    =========    =========    =========
  Earnings (loss) per common share:

       Primary                         $    0.02    $   (1.04)   $    0.16    $    0.26    $    0.13
                                       =========    =========    =========    =========    =========
       Fully diluted                   $    0.02        (1.04)   $    0.16    $    0.25    $    0.13
                                       =========    =========    =========    =========    =========


See Succeeding Page for Footnotes to Statement of Operations and Balance Sheet Data.

                                                                  AT DECEMBER 31,
                                            ----------------------------------------------------
                                              1996       1995       1994       1993       1992
                                            --------   --------   --------   --------   --------
BALANCE SHEET DATA:
  Total assets                              $293,212   $577,107   $515,036   $281,775   $142,864
  Working capital                             15,717    173,375    180,710    122,818     48,136
  Total short-term debt                       75,950     87,461     63,659     22,899     27,082
  Long-term debt and other long-term
       liabilities (excluding convertible
       debentures)                            24,630    237,070    180,030    110,312     59,879
  Convertible Debentures (8)                  51,742     51,742     51,742     51,742         --
                                            --------   --------   --------   --------   --------
  Total long-term debt and other
       long-term liabilities                $ 76,372   $288,812   $231,772   $162,054   $ 59,879
  Stockholders' equity                      $ 53,240   $ 55,084   $103,097   $ 16,376   $ 14,077



(1)  Excludes bicycle and snow toy operations beginning September 6, 1996.
(2)  Excludes operations of Nelson/Weather-Rite beginning March 8, 1996.
(3)  Includes operations of MZH from March 1, 1995 through March 8, 1996.
(4)  Includes operations of the Sports Subsidiaries beginning December 7, 1994.
(5)  Includes operations of American Playworld, Inc. beginning March 1, 1994.
(6)  Includes operations of Flexible Flyer Company beginning September 14,
     1993.
(7)  Includes operations of Ajay Enterprises Corporation through April 14,
     1992.
(8) The Convertible Debentures are convertible into Common Stock at $4.00 per share of Common Stock and are redeemable by the Company on or after September 15, 1996 if the Common Stock price exceeds certain price levels.



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

         Certain statements made above relating to plans, conditions, objectives, and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward-looking statements within the meaning of Section 21E of the Exchange Act, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

OVERVIEW AND RECENT DEVELOPMENTS

         Bicycle and snow toy products accounted for 29% of the Company's net sales in 1996, while 30% was attributable to fitness products and 17% was attributable to toy products and 19% was attributable to the Company's other remaining continuing operations. Total sales for the year ended December 31, 1996 decreased approximately 49.8% to $366.7 million from 1995, primarily due to decreased revenue attributable to the divestitures of the Company's bicycle, snow toys, and camping products businesses in 1996, as described below, and decreased sales in the Company's fitness product lines.

         The Company's business tends to have varying degrees of seasonality. Accordingly, quarterly results may not be indicative of yearly results. See "LIQUIDITY AND CAPITAL RESOURCES".

SALE OF CAMPING PRODUCTS OPERATIONS

         The Company decided to divest its camping operations based on the anticipated realizable values for such operations. On March 8, 1996, substantially all of Nelson/Weather-Rite's assets, including the assets acquired from MZH were sold to Brunswick Corporation ("Brunswick") for $120.0 million in cash and the assumption of certain liabilities aggregating $10.0 million (the "First Brunswick Transaction"). The net proceeds of such sale were applied to reduce outstanding indebtedness. The sale included the purchase of all the assets, and the assumption of accounts payable and accrued liabilities. The final purchase price, as adjusted for ordinary post closing adjustments and based on closing working capital levels, was reduced by $2.2 million. The Company used the net proceeds to reduce its outstanding revolving credit facility by approximately $110.0 million. The Company recognized a pre-tax gain of approximately $24.4 million on the sale. In 1996, the Company's camping products operations contributed approximately $19.2 million in sales and $1.2 million in operating profit for the year then ended. As a result of such divestiture, the manufacturing and distribution of camping products is no longer a material portion of the Company's business.

SALE OF BICYCLE AND SNOW TOYS OPERATIONS

         On September 6, 1996, the Company completed the sale of the assets of the Company's bicycle and snow toy products businesses (which also includes tricycles, wagons, and junior ride-ons) to Brunswick for approximately $189.7 million in cash, as adjusted ("the Second Brunswick Transaction"). The Second Brunswick transaction included the purchase of certain assets and the assumption of accounts payable, accrued liabilities, and Industrial Revenue Bonds affiliated with the bicycle and snow toy products businesses. In connection with the Second Brunswick Transaction, the Company leased its former Olney, Illinois facility to Brunswick pursuant to a long-term lease with an option to buy the property. In connection with the Second Brunswick Transaction, the Company also deposited $10.0 million into an escrow account to secure the costs of the environmental remediation of the property at the Olney, Illinois facility, for which the Company has indemnified Brunswick. In connection with the settlement of various post-closing adjustment claims, the Company granted a relocation credit to Brunswick under the Olney lease in the amount of $2.2 million, which approximates three years of lease payments. The Company recognized a pre-tax gain of $91.1 million on the

Second Brunswick Transaction and used the net proceeds to reduce its outstanding indebtedness (see Note 1 of Notes to Consolidated Financial Statements, "Background") and for other corporate purposes. In 1996, the Company's bicycle and toy snow products businesses contributed approximately $106.0 million in sales and $3.6 million in operating profit for the year then ended.

         See Item 2. "PROPERTIES - ENVIRONMENTAL MATTERS" and Note 12 of Notes to Consolidated Financial Statements, "Commitments and Contingencies" for a discussion on environmental exposures.

RESULTS OF OPERATIONS

         The following table reflects the percentage relationship between net sales and specified line items from the Consolidated Statements of Operations and the percentage change in the dollar amount of each of such line items for the periods indicated:


                                                          PERCENTAGE

                                                       INCREASE (DECREASE)

                                                        OF DOLLAR AMOUNTS
                                                    -------------------------------
                                                    YEAR 1996          YEAR 1995          YEAR ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                    VS. 1995            VS. 1994       1996        1995        1994
                                                    ---------          ---------     -------      ------      ------
     SELECTED CONSOLIDATED STATEMENTS
           OF OPERATIONS DATA:
Net sales                                           (49.8)%              60.4%        100.0%      100.0%      100.0%
Gross Profit                                        (98.5)               29.7           0.3        11.8        14.7
Selling, general and administrative
   expense                                          (29.5)              144.4          17.8        12.7         8.3
Interest expense                                    (36.1)               66.4           6.2         4.9         4.7
Earnings before income tax
   expense and extraordinary item                   119.7            (1,119.3)          4.3       (11.0)        1.7
Net earnings                                        101.5            (1,120.1)          0.2        (7.0)        1.1


         Fiscal year 1996 compared to fiscal year 1995. Net sales ("sales") decreased $364.2 million or 49.8% in 1996, compared to 1995. Approximately 21% of this decrease was attributable to the sale of the Company's camping products operations in the first quarter of the year, approximately 29% was due to the sale of the Company's bicycle and snow toys operations in the third quarter of 1996, and approximately 38% of the decrease was attributable to decreased shipments of fitness products. A portion of the decrease also related to slow shipments of bicycle products in August. The remainder of the decrease related to decreases in shipments of swing sets and minor decreases across various other product lines. The decrease in fitness product sales primarily reflected the Company's decision to eliminate distribution of certain treadmill categories which had historically reduced operating profits. Management believes the decrease in sales in various other product lines reflected a relatively weak retail environment for certain recreation products.

         Gross profit decreased $85.3 million or 98.5% in 1996, compared to 1995, primarily resulting from lower sales volume, the write-off of certain fitness products inventory with no future value of approximately $10.0 million, and the write down to net realizable value of certain toy products inventory of approximately $2.7 million. The Company recorded gross profits in an amount equal to 0.3% of sales in 1996 versus gross profits, expressed as a percentage of sales, of 11.8% for the same period in 1995. The Company's fitness manufacturing operations were impacted negatively during 1996 due to the combined effect of higher production costs associated with introducing new products and costs associated with the consolidation in Opelika, Alabama of the production of fitness products previously produced in the former Tyler, Texas and

Olney, Illinois facilities. In 1996, the Company completed the process of closing its Tyler, Texas facility and leasing its Olney, Illinois facility and consolidating its fitness operations into its Opelika, Alabama facility. While no assurances can be given, management believes such consolidation may assist in reducing costs, optimize the utilization of the Company's fitness manufacturing facility, and return gross profit margins for the fitness products to average historical levels. The benefits anticipated to be derived from such actions are dependent in part on reducing the return rate for products produced at such facility, which have exceeded the Company's historical return rates for similar products previously produced at other facilities. Accordingly, the full effect of such actions are not expected to be fully realized, if at all, until late 1997.

         Selling, general, and administrative ("SG&A") expenses, expressed as a percentage of sales, were 17.8% in 1996 versus 12.7% for the same period in 1995. The increase was primarily attributable to product warranty costs in the Company's fitness business. Such product warranty costs related to continuing quality control problems at the Company's Opelika, Alabama facility as well as to fitness products formerly produced at the Company's former Tyler, Texas facility. Product warranty costs increased to 7.4% of sales in 1996 versus 3.8% for 1995. Such increase was attributable to increased product warranty claims associated with sales of fitness products. The Company has implemented or is in the process of implementing additional measures to help reduce its product warranty costs in the future, including: extensive piloting and testing of new product introductions; reductions in the number of products offered; the exiting of the opening price point treadmill business, which traditionally has had a higher than normal product warranty rate; and the implementation of stringent quality assurance measures. Although no assurances can be given, the Company anticipates warranty expenses, expressed as a percentage of sales, will decline in the future due to its efforts, however, the full effect of such actions are not expected to be fully realized, if at all, until late 1997.

         The Company in connection with the closure of the Tyler, Texas manufacturing facility, provided for an additional $4.3 million in restructuring charges in the third quarter of 1996. This charge related primarily to the non-cash write-off of tooling associated with the production process at this facility. The Company substantially completed all related restructuring activities by December 31, 1996. Of the total restructuring charge of $11.8 million, approximately $9.6 million had been utilized by the end of 1996.

         Interest expense for 1996 was $22.7 million, a decrease of $12.8 million from the same period of 1995. Expressed as a percentage of sales, interest was 6.2% for 1996, compared to 4.9% for 1995. See "LIQUIDITY AND CAPITAL RESOURCES" for a discussion regarding the reduction in the Company's outstanding indebtedness.

         Other Expense in 1996 was $7.9 million, representing mainly amortization of other long term assets and fixed asset write-offs at the Opelika facility.

         The Company recorded a pretax gain of $91.1 million resulting from the sale of its bicycle and snow toy products business to Brunswick on September 6, 1996. The Company recorded a pretax gain of $24.4 million resulting from the sale of its camping products business to Brunswick on March 8, 1996.

         The Company recorded a $3.7 million extraordinary loss, net of tax, on the repurchase of $88.0 million of its 11.75% Senior Subordinated Notes due 2002.

         In 1996, the Company recorded tax expense of $11.4 million representing an effective tax rate of 71.6% as compared to an effective tax benefit recorded in 1995 of 36.6%. The 1996 effective rate is higher than the statutory rate primarily due to non-deductible goodwill and state income taxes relating to the sales of the Nelson/Weather-Rite subsidiary and the bicycle and snow toys products business. Tax benefits related to operating losses and the extraordinary loss were recorded at 37%. See Note 10 "Income Taxes" of Notes to Consolidated Financial Statements for further information related to income taxes.

         Fiscal year 1995 compared to fiscal year 1994. The 1995 year was a difficult one for the Company as a variety of internal and external factors adversely affected both revenue growth and profitability. These factors included market pricing pressures in bicycle and fitness products, high material costs related to cardboard, plastics and steel, elevated interest expense and higher product warranty costs associated with fitness products. Nevertheless, overall sales increased $275.2 million (60%) in 1995 compared to 1994. The increase was primarily attributable to a full year of sales contributed by the Sports Subsidiaries as well as an increase in sales of the Company's core fitness and toy products.

         Sales of fitness products increased 57% in 1995 compared to 1994 due to increased sales of infomercial and Body By Jake(R) products and sales attributable to the acquisition of DP. Sales of bicycles were flat for the year, however, the Company continued to increase its market share in bicycles. Sales of toy products increased 20% compared to 1994 due to the introduction of several new products, including snow toys, and increasing sales of trampolines and swing sets.

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

         SG&A expenses were $92.8 million or 12.7% of net sales compared to $38.0 million or 8.3% of net sales in 1994. The increase in expenses from 1994 was due to volume related expenses such as commissions and a full year impact of the Sports Subsidiaries acquisitions which occurred in December 1994. SG&A expenses for the Sports Subsidiaries historically have been at higher levels than the Company's historical levels due to a higher composition of product warranty and administration expenses. Additionally, the Company experienced higher than normal warranty expenses due to product warranty claims caused by faulty treadmill motors. Product warranty expenses increased to 3.8% of sales in 1995 versus 2.1% in 1994. Although no assurances can be given, the Company anticipates warranty expenses, as a percentage of sales, will be lower in 1996 due to sourcing treadmill motors from new suppliers and the implementation of stringent quality assurance measures. In 1995, the Company successfully implemented cost reductions relating to administrative expenses including the consolidation of certain operations and a reduction in personnel. With respect to its fitness operations, the Company has announced plans to streamline such operations by consolidating all fitness products manufacturing at its Opelika facility. With respect to Hutch and Willow, the Company reduced certain administrative costs by eliminating certain positions and consolidating operations beginning in the second quarter of 1995. While no assurances can be given, management believes the combination of the above actions will assist in reducing its product warranty costs and administrative costs and will ultimately bring such costs in line with the Company's historical percentages. The full impact of these actions on SG&A expenses is not expected to be realized until 1997.

         The Company wrote off $23.5 million of goodwill related to the DP fitness business since the Company determined it would not be able to recover the associated goodwill based on an undiscounted cash flow analysis. On the balance sheet, the $23.5 million write off of goodwill is offset against goodwill generated on the acquisitions of MZH and Forster, as well as final purchase accounting adjustments related to the acquisition of the Sports Subsidiaries. See Note 5 "Impairment of Long-Lived Assets" of Notes to the Consolidated Financial Statements for additional discussion.

         The Company recorded restructuring charges of $7.5 million in 1995, in connection with closing its Tyler, Texas facility and the change in the method of the Company's overseas distribution operations. Although no assurances can be given, the Company does not anticipate the change in its overseas distribution methodology will adversely affect overseas sales. See Note 19 "Restructuring Charge" of Notes to the Consolidated Financial Statements for additional discussion.

         Other expense in 1995 was $7.8 million, representing mainly amortization of other long-term assets and the write off of certain acquisition related costs for transactions the Company is now no longer pursuing. Additionally, the Company recognized a write down of investments that were received in exchange for receivables from a bankrupt customer.

         Interest expense for 1995 was $35.4 million versus $21.3 million in 1994. This increase in interest expense was attributable to higher interest rates in 1995 and increased borrowings necessary to support higher inventories and receivables resulting from the 60% increase in sales.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's working capital has been obtained primarily from revolving lines of credit from banks and internally generated funds. On a consolidated basis, during 1996, the Company's operations used cash of approximately $29.3 million. The seasonal nature of the Company's sales imposes fluctuating demands on its cash flow, due to the temporary buildup of inventories in anticipation of, and receivables subsequent to, the peak seasonal period, which historically has occurred around November of each year.

         The Company had operating losses of $69.8 million, and $37.2 million for the years ended December 31, 1996 and 1995, respectively. The Company's consolidated cash, cash equivalents and cash in escrow pursuant to various contractual obligations balance at December 31, 1996 was $44.9 million, of which funds $12.8 million was restricted as to use. The Company obtained waivers from the lenders in 1995 and amended its then existing revolving line of credit agreement in 1995 and in the first quarter of 1996. The Company was not in compliance with various financial covenants under its Bank Credit Agreement as of December 31, 1996. In the first quarter of 1997, the Company experienced operating losses of $5.1 million, used $15.6 million of cash for operating purposes, and was not in compliance with various financial covenants under its Bank Credit Agreement until the termination of such agreement in connection with the execution of the New Loan Facility (as defined below). At no time was the Company in default with respect to the payment of indebtedness under the Bank Credit Agreement or the predecessor agreements thereto as in effect in 1995 and 1996. In connection with the Second Brunswick Transaction, on September 6, 1996, the Company terminated its then existing bank credit facility and entered into a new bank credit agreement (the "Bank Credit Agreement"). The Bank Credit Agreement was for a three year term, maturing September 1999, and provided for borrowings up to $130.0 million based on certain inventories and accounts receivable. Interest was calculated at the Agent's referenced rate (generally the "prime rate") plus 1.25% and included a LIBOR rate option which equaled LIBOR plus 1.25%. The monthly unused facility fee was .25% on the available unused portion of the facility provided by the Bank Credit Agreement. At December 31, 1996, the Company had outstanding borrowings of $74.9 million under the Bank Credit Agreement and was not in compliance with various financial covenants contained therein.

         On June 20, 1997 (the "Closing Date"), the Company entered into a new $100 million revolving and term credit facility (the "New Loan Facility") pursuant to a Loan and Security Agreement (the "Loan Agreement") between the Company's borrowing subsidiaries and certain financial institutions. Borrowers under the New Loan Facility are the Company's operating subsidiaries and the first tier holding company subsidiary for the operating subsidiaries. The New Loan Facility replaced the Bank Credit Agreement which was repaid in full plus $500,000 in prepayment fees. Borrowings under the New Loan Facility are guaranteed by the Company and are secured by substantially all of the assets of the Company and all of its subsidiaries. In addition, the New Loan Facility is guaranteed by a letter of credit in the amount of $15 million in favor of the lenders there under (the "Lenders"), which letter of credit was obtained by the Metromedia Company, an affiliate of Metromedia International Group, Inc. ("MIG"), the Company's largest stockholder. Such Letter of Credit cannot be drawn until five days after a payment default under the New Loan Facility and fifteen days after a non-payment default under the New Loan Facility. Metromedia also is entitled to receive copies of all notices required under the Loan Agreement.

         The New Loan Facility provides up to a $75 million revolving credit facility and two term loan tranches aggregating $25 million. The New Loan Facility has a four year term. Borrowings under the revolving credit portion of the New Loan Facility are based on eligible inventory and receivables. Borrowings and other obligations under the New Loan Facility bear interest at a per annum interest rate equal to the base rate of the reference financial institution (the "Reference Rate") plus one percent (1%) except $10 million of the term loans ("Tranche A") bears interest at the Reference Rate plus 1.5%. The rate for borrowings under the revolving credit facility is subject to decrease to 0.5% above the Reference Rate based on the achievement of certain pricing benchmarks and is subject to increase by 4% in the event borrowings against inventories exceed certain levels under specified circumstances. All borrowings are subject to an interest rate increase of 4% upon the occurrence and during the continuance of an Event of Default as defined in the Loan Agreement. The Reference Rate as of the date of the Loan Agreement was 8.5% per annum.

         The Loan Agreement also provides for a $750,000 closing fee, plus an unused line fee equal to 0.25% of the average unused portion of the maximum revolving amount (i.e. $75 million), plus an annual facility fee equal to .50% of the total initial facility (i.e. $100 million). Additional fees and expenses are payable to the agent for the Lenders. In consideration of providing the letter of credit, the affiliate of MIG was granted 3 million warrants to purchase Common Stock of the Company at an exercise price of $.50 per share. The Warrants have a ten year term and are exercisable beginning ninety (90) days from the Closing Date. Prepayment fees on the Bank Credit Agreement, origination fees on the New Loan Facility, brokerage, and other closing costs incurred by the Company in connection with the New Loan Facility aggregated approximately $2.7 million, the majority of which were paid on the Closing Date.

         The Loan Agreement contains numerous financial and non-financial covenants, including limitations on the incurrence of additional indebtedness, limitations on the incurrence of liens, limitations on capital expenditures, limitations on the sale of assets, maintenance of specified ratios of current assets to current liabilities, total liabilities to tangible net worth and minimum tangible net worth, all as defined in the Loan Agreement. The Loan Agreement also contains provisions requiring additional payments to the Lenders in the event of the early termination of the Loan Agreement.

         Management believes the Company is in material compliance with the terms of the Loan Agreement and, based on the Company's internal financial projections, that it will be in compliance with the terms of the Loan Agreement on an on-going basis throughout 1997. Nevertheless, no assurances can be given that the financial results actually achieved by the Company will be in accord with its internal financial projections or that the results actually achieved will be sufficient to enable the Company to comply with the financial and other covenants contained in the Loan Agreement. In the event the Company were to be in non-compliance with any of the provisions of the Loan Agreement, there can be no assurances that any events of non-compliance could be cured or waived or that the Lenders would agree to any amendment of the relevant provisions of the Loan Agreement. In the event the Loan Agreement is terminated by the Lenders prior to its scheduled expiration date, there can be no assurance that the Company could arrange alternative sources of financing and the Company's inability to arrange such alternative sources of financing would raise substantial doubt about the Company's ability to continue as a going concern. A portion of the New Loan Facility (approximately $54 million) was utilized on the Closing Date to refinance the Company's prior bank facility and a portion was used to pay other indebtedness. The remaining available funds will be for working capital and other general corporate purposes. Following borrowings made on the Closing Date under the New Loan Facility, the Company had available borrowing capacity under the New Loan Facility of approximately $12 million.

         Management believes the availability of such funds is a necessary component of the Company's strategy to improve its operating and financial performance. The Company believes that borrowings available under the New Loan Facility and internally generated funds should be adequate to implement the strategies discussed below.

         In 1996, the Company began to implement, and in 1997 is continuing to implement, various strategies intended to improve its financial condition and operating performance. These strategies include expense reduction programs, inventory management reduction programs, reorganization of the fitness production facility, production related employee training programs, reduction in number of products offered, a shift from manufacturing of certain products to sourcing, extensive piloting and testing of new product introductions, and implementations of stringent quality assurance measures. Management expects the full effects of such strategies will not be fully realized, if at all, until late 1997.

         The Company must satisfy all of its working capital and capital expenditure requirements from borrowings under the New Loan Facility, from cash provided by operating activities, from the sale of assets or external borrowings. Despite the sale of its camping, bicycle and snow toys assets, the Company remains highly leveraged. As noted above, substantially all of the Company's assets have been pledged to secure borrowings under the New Loan Facility. Sales of such assets generally require the consent of the Lenders and management believes that sales of assets which are not replaced would generally require payments of the indebtedness secured thereby, which indebtedness could exceed the immediately realizable value of such assets. To the extent the Company's access to capital is constrained, the Company may not be able to make certain capital expenditures or implement certain other aspects of its on-going business plan and the Company may, therefore, be unable to achieve the full benefits expected therefrom.

         The Company has two long-term debt issues, the $51.7 million Convertible Subordinated Debentures due 2003 (the "Debentures") and $2.1 million of its 11.75% Senior Subordinated Notes due 2002 (the "Notes"). The Debentures are redeemable at the option of the Company. Before the Company's Debentures can be called for redemption, the Company's Common Stock must meet or exceed a minimum closing price of $5.0625 per share for the thirty day period prior to such notice of redemption. The Debentures are convertible, at the option of the holders thereof, into Common Stock of the Company at a price of $4.00 per share. The remaining Notes are redeemable at the option of the Company beginning September 15, 1996, at a price of 105.875%. The redemption price declines to par on or after December 15, 2000.

         On August 2, 1996, the Company commenced an Offer to Purchase and Consent Solicitation (the "Offer") to the holders of its Notes, whereby the Company offered to purchase up to all of the then outstanding Notes not held by the Company ($90.1 million) at a purchase price equal to one hundred percent (100%) of such Notes' principal amount, plus accrued but unpaid interest. Such Offer terminated on August 29, 1996. Consents to the required Waivers under the Indenture were obtained from the holders of $88.4 million principal amount of the Notes and the Waivers to the relevant Indenture provisions were effected thereafter. Of such amount, $88.0 million also were purchased.

         The Notes and Debentures are obligations of the Company and the ability of the Company to meet its debt service obligations is dependent on the ability of its subsidiaries to generate funds from operations sufficient to meet their respective debt service and other obligations and, second, to pay or distribute amounts to the Company sufficient to enable it to meet its debt service and other obligations. The New Loan Facility restricts, with limited exceptions, distributions, dividends, and payments to the Company, but in each case, permits dividends and interest on intercompany loans to be paid to the Company for, among other things, the purpose of making interest payments on the Notes and Debentures so long as the relevant subsidiary is not in default under the Loan Agreement.

         At December 31, 1996 and December 31, 1995, the Company, on a consolidated basis, had stockholders' equity of $53.2 million and $55.1 million, respectively.

         The Company's capital expenditures plan contemplates the investment of up to approximately $10.0 million for plant improvements, expansion of production capability, and other capital improvements of its businesses over the next two years. Such capital expenditures program could be curtailed or deferred depending on the availability of financing and the Company believes that less than half of that amount is necessary to maintain production facilities. The majority of the Company's capital expenditures are planned for tooling of new products and cost reductions.

AVAILABILITY OF NOLS

         The Company estimates that it had, for state and federal income tax purposes, net operating loss carryforwards ("NOLs") amounting to approximately $10.2 million at December 31, 1996. Such NOLs expire predominantly in 2011 if not utilized before then to offset taxable income. Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), and regulations issued thereunder, impose limitations on the ability of corporations to use NOLs, if the corporation experiences a more than 50% change in ownership during certain periods. Changes in ownership in periods thereafter could substantially restrict the Company's ability to utilize its tax net operating loss carryforwards. There can be no assurance that an ownership change will not occur in the future. In addition, the NOLs are subject to examination by the IRS, and thus, are subject to adjustment or disallowance resulting from any such IRS examination.

INFLATION AND FOREIGN CURRENCY FLUCTUATIONS

         Increases in the materials price of plastics, cardboard and steel have had a significant negative impact in on the results of operations. The manner in which sales programs are set causes a delay in price adjustments which limits the Company's ability to pass some or all of these increased costs on to the Company's customers as such costs are incurred. Furthermore, depending on the competitive environment, the Company may or may not be able to timely pass along material price increases to its customers.

         Although the Company's foreign operations were negatively impacted by the reduction in the value of the Canadian dollar versus the U.S. dollar, such transaction exposure did not have a material adverse effect on the Company's results of operations for the year ended 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         All financial statements required to be filed herein are attached hereto following Item 14.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND CERTAIN EXECUTIVE OFFICERS OF THE COMPANY

         James H. Rand, age 54, has served as a director of the Company since July 1993 and as the Company's Chief Executive Officer since June 20, 1997, the date on which he succeeded the Company's former Chief Executive Officer. Mr. Rand also is Chief Executive Officer and a principal stockholder of The Excellence Group, Inc., a holding company whose operating subsidiaries are engaged in the manufacture of paper and plastic labels for the international beverage and food industries. Since 1986, Mr. Rand also has been President and principal shareholder of Rand & Company, a company engaged in ship owning and agency, real estate investment and venture capital investment. From 1993 to 1995, Mr. Rand was Chief Executive Officer of Kredietbank Global Management, Inc., a registered investment advisory firm specializing in the investment management of pension and other institutional accounts. From 1990 to 1991, Mr. Rand was Senior Vice President with Wright Investor's Service, a registered investment advisor. From 1978 to 1986, Mr. Rand was an officer of Marine Transport Lines, Inc. ("MTL"), an independent ship owner and operator, where he held a variety of positions, including President and Chief Operating Officer (1979-1985) and Chairman and Chief Executive Officer (1985-1986). Mr. Rand, has since 1988, been an underwriting member of Lloyd's and since 1987 has served as a director of Navinvest, Ltd., a private maritime investment company.

         James L. Marden, age 52, has been President, Chief Operating Officer and a director of the Company since November 1996. From December 1994 to September 1995, Mr. Marden was a Vice President for Strategic Planning and Business Integration at Roadmaster Corporation ("RMC"). From October 1995 to October 1996, Mr. Marden was an independent business consultant. From December 1993 to December 1994, Mr. Marden was President and Chief Executive Officer of Diversified Products Corporation and from January 1990 to December 1993, he was President and Chief Executive Officer of Ryobi Corporation.

         Louis J. Conti, age 78, has served as a director of the Company since October 1992. He was previously a director of the Company from October 1987 until October 1990. From February 1975 to February 1994, Mr. Conti was a director of Emerson Electric Company, a publicly held company engaged in the manufacturing and marketing of electric products for the consumer and industrial markets. From September 1990 to February 1994, Mr. Conti was a director of Esco Electronics Corporation, a publicly held company engaged principally in the manufacture of defense and commercial systems and products. From 1956 to 1982, he was an officer of GATX Corporation ("GATX"), which provides financial, leasing capital and transportation services, where he headed various subsidiaries of that company. Mr Conti also served on the Board of Directors of GATX from 1969 to 1978. From 1983 until his retirement in 1985, Mr. Conti was Chairman and Chief Executive Officer of MTL, an independent ship owner and operator. Mr. Conti also served as a director of MTL from 1983 to 1987. From 1977 through 1985, Mr. Conti was Chairman of the Reserve Forces Policy Board of the United States Department of Defense. Mr. Conti retired from the U.S. Marine Corps Reserve in 1979 as a Major General.

         Stephen P. Bradley, age 56, has served as a director of the Company since March 1994. Professor Bradley is the William Ziegler Professor of Business Administration and the Senior Associate Dean for Faculty Development at the Harvard Business School. He is currently the Faculty Chairman of the Executive Program in Competition and Strategy and teaches Competition and Strategy in the MBA and executive programs. He is a past Chairman of the Managerial Economics Area at the school. Professor Bradley received his B.E. in Electrical Engineering from Yale University in 1963, where he was elected to TAU BETA PI, and his M.S. and Ph.D. in Operations Research from the University of California, Berkeley, in 1965 and 1968, respectively. Prior to coming to Harvard, he was with the Center for Exploratory Studies of the IBM Corporation. Professor Bradley is a member of the Board of Directors of the Controlled Risk Insurance Company, Ltd., associate editor of Interfaces, and a past member of the editorial board of the Harvard Business Review. Mr. Bradley is a member of the Board of Directors of XrelleNet, Inc.

         Stuart Subotnick, age 55, has served as a director of the Company since February 1997. Mr. Subotnick has been President and Chief Executive Officer of Metromedia since December 4, 1996 and Vice Chairman of the Board of Directors of Metromedia since November 1, 1995 and has been Vice Chairman of the Board and a director of Orion Pictures Corporation ("Orion") since 1992. He has been Executive Vice President of Metromedia Company and its predecessor-in-interest, Metromedia, Inc., for over five years. Mr. Subotnick is director of Metromedia and Carnival Cruise Lines, Inc.

         Silvia Kessel, age 46, has been a director of the Company since February 1997. She has been Senior Vice President, Chief Financial Officer and Treasurer of Metromedia since November 1, 1995 and Executive Vice President and a director of Orion since January 1993. She was Senior Vice President of Orion from June 1991 to November 1992 and has been Senior Vice President of Metromedia Company since January 1994. Ms. Kessel was President of Kluge & Company from January 1994 and a Managing Director of Kluge & Company (and its predecessor) from April 1990 to January 1994. Ms. Kessel is Director of Metromedia. Silvia Kessel served as an Executive Officer of Orion on the Filing Date.

         During the first and second quarters of 1997, Messrs. Clay C. Long and Carl E. Sanders had resigned from the Board of Directors. Messrs. Long and Sanders had served on the Board since December 1994. On June 20, 1997, Mr. Henry Fong resigned from all positions with the Company and its subsidiaries.

ADDITIONAL EXECUTIVE OFFICERS OF THE COMPANY


         Charles E. Sanders, age 48, has served as the Company's Principal Accounting Officer since November 1995 and as the Company's Vice President and Secretary since 1993. Mr. Sanders has been Executive Vice President-Administration and Treasurer of a principal subsidiary of the Company since August 1994 and prior to that was Vice-President-Treasurer of a principal subsidiary of the Company from September 1990 to August 1994. Mr. Sanders has a B.S. degree in accounting from Southern Illinois University. Mr. Sanders has been employed by the Company or its predecessor since 1971.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers, directors and persons who beneficially own more than ten percent of the Common Stock to file initial reports of ownership of the Company's securities and reports of changes in such ownership with the Securities and Exchange Commission (the "SEC"). Persons subject to these reporting requirements are also required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on a review of copies of the SEC reporting forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during the Company's fiscal year ended December 31, 1996, all such executive officers and directors of the Company made all required Section 16(a) filings on a timely basis, except for James L. Marden, who inadvertently failed to timely file a Form 3 Report upon his appointment as President and Chief Operating Officer of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth information concerning compensation received by the Company's Chief Executive Officer and each of the three most highly compensated executive officers (other than the Chief Executive Officer) who earned more than $100,000 during 1996 ("Named Executive Officers") for services rendered in all capacities (including service as a director or as an officer or director of the Company's subsidiaries) during the Company's last three years during which the Named Executive Officer was an executive officer:

                                                  SUMMARY COMPENSATION TABLE

                                                    Annual Compensation (1)       Long Term Compensation Awards
                                                    -----------------------       -----------------------------
                                                                                         Securities
Name and Principal                                         Other Annual                  Underlying     All Other
Position at                                       Bonus   Compensation  Restricted Stock   Options    Compensation
December 31, 1996         Year    Salary ($)      ($)(2)      ($)         Award(s)($)        (#)           ($)
-----------------         ----    ----------      ------  ------------- ---------------- -----------  ------------

Henry Fong (3)            1996   600,000(4)        --          --             --              --       1,645,061(5)
Chief Executive Officer   1995   600,000(4)        --          --             --              --
                          1994    71,154(7)        --          --      1,453,125(8)      750,000(9)    1,515,584(6)

James L. Marden (11)      1996    41,667           --          --             --       1,208,500(10)
President and Chief       1995        --           --          --             --              --
Operating Officer         1994        --           --          --             --              --              --

Charles E.Sanders(12)     1996   111,000           --          --             --              --          78,886(13)
Vice-President and        1995   111,000           --          --             --              --         100,441(14)
Secretary                 1994        --           --          --             --              --              --


Edward E. Shake(15)       1996   323,020(16)       --          --             --              --         347,726(17)
Former Chief Operating    1995   450,000(16)       --          --             --              --         490,819(18)
Officer                   1994   228,520(7)    67,000          --      1,089,844(19)     281,250(2)      372,532(21)






(1) The amounts shown do not include certain indirect compensation, the value of which for each Named Executive Officer did not exceed the lesser of $50,000 or 10% of the aggregate compensation for such officer.
(2) No amounts were earned by any of the Named Executive Officers in 1995 or 1996 under the Company's Annual Bonus Plan due to the failure to meet Bonus targets.
(3) Mr. Fong resigned from all his positions with the Company and its subsidiaries, including as Chief Executive Officer and director of the Company, on June 20, 1997.
(4) Represents salaried compensation payable to Mr. Fong pursuant to the terms of an Employment Agreement. See "--EMPLOYMENT AGREEMENTS."
(5) Includes aggregate payment of $577,015 representing further partial payment for services rendered in 1993 in connection with the successful completion of the offerings for the Company's Convertible Subordinated Debentures (the "Debenture Offering") and its Senior Subordinated Notes (the "Notes Offering") and the acquisition of the Flexible Flyer division of Par Industries, Inc. (the "Flexible Acquisition") plus an aggregate payment of $974,400 for services rendered in 1994 in connection with the successful acquisition of the assets of American Playworld and for services rendered in negotiating the Company's 1994 revolving credit facility. Also includes an aggregate of $89,896 with respect to a split dollar life insurance policy for Mr. Fong representing the premiums paid for the term life insurance portion of such policy and the "loan value" of the premiums paid for the non-term life insurance portion of such policy. Also includes $3,750 representing the Company's 1996 ESOP contribution on behalf of Mr. Fong. The unpaid balance for all items of deferred compensation owed to Mr. Fong at December 31, 1996 was $800,000, all of which was paid subsequent to year end in the first quarter of 1997. See footnote 6 below.
(6) Includes aggregate payment of $292,670 representing further partial payment for services rendered in 1993 in connection with the successful completion of the offerings for the Company's Convertible Subordinated Debentures (the "Debenture Offering") and its Senior Subordinated Notes (the "Notes

       Offering") and the acquisition of the Flexible Flyer division of Par Industries, Inc. (the "FlexibleAcquisition"). Payment of the foregoing amounts was not deferred at the election of the named officer. See footnote (10) below. Also includes the payment of $595,000 for services rendered in connection with activities leading to the acquisition of the Sports Subsidiaries. Also includes payment of a one-time award of $510,000 approved by the Board in 1994. Payment of the deferred amounts were not deferred at the election of the named officer. Also includes an aggregate of $117,914 with respect to a split dollar life insurance policy for Mr. Fong representing the premiums paid for the term life insurance portion of such policy and the "loan value" of the premiums paid for the non-term life insurance portion of such policy. The unpaid balance for all items of deferred compensation owed to Mr. Fong at December 31, 1995 was $2,351,415, including $800,000 in deferred compensation awarded in connection with negotiation of the Company's then outstanding bank loan agreement and the subsequent 1992 amendment thereof, which deferred compensation inadvertently was not reported in the Company's 1994 and 1995 annual report. Such compensation was not
       deferred at the election of the named officer. (7)    Includes $30,000
       for Mr. Fong and $30,000 for Mr. Shake in 1994 for their services as directors of the Company and its subsidiaries. Effective October 1994, the Company revised its director compensation policy such that only non-employee directors are eligible to receive compensation for their
       service as directors. (8)    Represents the value of restricted stock
       granted to Mr. Fong pursuant to the Company's Key Employee Stock Incentive Plan (the "KESIP"). Shares vest on the fifth anniversary of the date of grant, subject to certain accelerated vesting rights, including in the event of a Change in Control (as defined in the KESIP). On December 31, 1996, Mr. Fong held 375,000 shares of restricted stock valued at $468,750, based on the closing sales price of the Common Stock on the New York Stock Exchange on the last business day prior to such
       date. (9)    Represents options granted to Mr. Fong under the KESIP.
       Twenty percent (20%) of the total options granted vested as of the date of grant and twenty percent (20%) vest on each anniversary of the initial
       date of grant. (10)   Consists of partial payments for services rendered
       in 1993 in connection with the successful completion of the Debenture Offering, the Notes Offering and the Flexible Acquisition. Payment of the foregoing amount had not been deferred at the election of the named officer. See footnotes 4 and 9. Excludes $595,000 payable to the named officer, subject to conditions subsequent, for services rendered in connection with activities leading to the acquisition of the Sports Subsidiaries. As of December 31, 1994, such payment was contingent on the assimilation of the Sports Subsidiaries into the Company. Also excludes a one-time award of $510,000 approved by the Board of Directors in 1994 and payable in 1995, which was subject to the named officer's continued employment at such time, for services to be performed by Mr. Fong in 1995 and beyond. Payment of the deferred amounts were not deferred at the election of the named officer.
(11) Mr. Marden became an executive officer of the Company upon his appointment as President and Chief Operating Officer on October 30, 1996. Accordingly, only compensation information for 1996 is reported for Mr. Marden. Excludes $192,000 paid to Mr. Marden in 1996 pursuant to the terms of a Severance and Consulting Agreement between Mr. Marden and the Company entered into in 1995 in connection with the acquisition of the Sports Subsidiaries.
(12) Mr. Sanders became an executive officer of the Company upon his appointment as Principal Accounting Officer of the Company in 1995. Accordingly, only compensation information for 1995 and 1996 for Mr. Sanders is reported.

(13) Includes a one-time award of $75,000 approved by the compensation committee of the board of directors in 1996, payable in 1996, for services rendered in connection with divestitures in 1996. Also includes $1,111 representing the Company's estimated matching contribution of its 401(k) plan and $2,775 representing the Company's 1996 ESOP contribution on behalf of Mr. Sanders.
(14)   Includes a one-time award of $80,000 approved by the Board of
       Directors in 1994, payable in 1995, subject to the named officer's continued employment at such time, for services to be performed by Mr. Sanders, in 1995 and beyond, which are expected to benefit the Company. Payment of the deferred amounts were not deferred at the election of the named officer. Also includes $15,000 for services in connection with activities leading to the acquisition of the Sports Subsidiaries. As of December 31, 1994, such amount was contingent on the assimilation of the Sports Subsidiaries. Also includes $1,110 representing the Company's matching contributions under its 401(k) Plan and $3,752 representing the Company's 1995 contribution to the Company's 1990 Employee Stock Ownership Plan and Trust (the "ESOP") on behalf of Mr. Sanders. Such latter amount includes the market value of 925 shares and cash of $1,487 allocated to Mr. Sanders' account for the purchase of shares pursuant to the ESOP.
(15) Mr. Shake resigned from all positions with the Company following the consummation of the Second Brunswick Transaction. For a discussion of the terms of the Severance Agreement between Mr. Shake and the Company which was entered into as of September 6, 1996 (the "Shake Severance
       Agreement"), see "Employment     Agreements."
(16) Represents salaried compensation paid to Mr. Shake pursuant to the terms of an Employment Agreement. (See "--EMPLOYMENT AGREEMENTS"). Such agreement was terminated pursuant to the terms of the Shake Severance Agreement.
(17) Includes $304,925 paid pursuant to the terms of the Shake Severance Agreement and $42,801 representing the premiums paid with respect to the term loan portion of a split dollar life insurance policy for Mr. Shake and the loan value of the premiums paid for the non-term loan portion of such policy paid prior to the date of such Severance Agreement.
(18) Includes payment of $262,500 representing final payment for services in 1993 in connection with the successful completion of the Notes Offering. Also includes payment of a one-time award of $100,000 approved by the Board of Directors in 1994. Also includes $60,000 representing final payment for activities leading to the acquisition of the Sports Subsidiaries. Payment of the deferred amounts were not deferred at the election of the named officer. Also includes $1,500 representing the Company's matching contribution under its 401(k) Plan and $3,752 representing the Company's 1995 ESOP contribution on behalf of Mr. Shake. Such latter amount includes the market value of 1,000 shares of Common Stock and cash of $1,603 allocated to Mr. Shake's account for the purchase of shares pursuant to the ESOP. For each period indicated, all of Mr. Shake's ESOP shares are fully vested pursuant to the terms of the ESOP. Also includes $3,600 of premiums paid for a term life insurance policy for Mr. Shake. Also includes an aggregate of $56,467 with respect to a split dollar life insurance policy for the named executive officer representing the premiums paid for the term life insurance portion of such policy and the "loan value" of the premiums paid for the non-term life insurance portion of such policy.
(19) Represents the value of restricted stock granted to Mr. Shake pursuant to the KESIP. At December 31, 1996, shares vested on the fifth anniversary of the date of grant, subject to certain accelerated vesting rights, including in the event of a Change in Control. On December 31, 1995, Mr. Shake held 281,500 shares of restricted stock valued at $667,969 based on the closing sales price of the Common Stock on the New York Stock Exchange prior to such date. In connection with the terms of the Severance Agreement, vesting of 151,875 shares of the 281,250 shares was accelerated to September 6, 1996 and the remaining shares were forfeited.
(20)   Represents options granted to Mr. Shake under the KESIP at December
       31, 1995, twenty percent (20%) of the total options granted vested as of the date of grant and twenty percent (20%) of the total vested on each anniversary of the date of grant. In connection with the terms of the Severance Agreement, vesting of 39,375 options was accelerated to September 6, 1996, and the remaining options were forfeited.
(21) Includes $367,500 awarded in 1994 for the named officer's services in negotiating the Company's 1994 revolving credit facility. Also includes $1,421 representing the Company's matching contribution under its 401(k) Plan and $3,611 representing the market value of 996 shares allocated to Mr. Shake pursuant to the ESOP. Excludes a one-time award of $100,000 approved by the Board of Directors in 1994, which was paid in 1995, for services performed by Mr. Shake, which were expected to benefit the Company in 1995 and beyond. Also excludes $60,000 payable to the Named Executive Officer, subject to conditions subsequent, for activities leading to the acquisition of the Sports Subsidiaries into the Company. As of December 31, 1994, such payment was contingent on the assimilation of the Sports Subsidiaries into the Company. See footnote 18. Payment of the deferred amounts were not deferred at the election of the named officer.

         The following table sets forth certain information concerning unexercised options held at December 31, 1996 by the Named Executive Officers listed in the Summary Compensation Table.


                              OPTION GRANTS IN LAST FISCAL YEAR

                                      INDIVIDUAL GRANTS                     POTENTIAL REALIZABLE VALUE AT ASSUMED ANNUAL
                              --------------------------------              --------------------------------------------
                                                                               RATES OF STOCK PRICE APPRECIATION FOR
                                                                               -------------------------------------
                                                                                           FOR OPTION TERM(2)

                           NUMBER OF           % OF TOTAL
                          SECURITIES            OPTIONS
                          UNDERLYING           GRANTED TO         EXERCISE
NAME                        OPTIONS           EMPLOYEES IN         PRICE         EXPIRATION             5%               10%
----                       GRANTED (#)         FISCAL YEAR       ($/SH)(1)          DATE                $                 $
                          -----------         ------------       ---------       ----------         -------            -------
James L. Marden          250,000(3)(5)            50%              1.50           10/30/06          235,835            597,638
James L. Marden          250,000(4)(5)            50%              1.50           10/30/06          235,835            597,638

(1) Based on the closing price of the Common Stock on the date of grant. Subsequent to year end, on May 28, 1997, the exercise price was reduced from $1.50 to $1.00 per share.
(2) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the
       future   performance of the Common Stock and overall market conditions.
       There can be no assurance that the amounts reflected in these columns will be achieved or if achieved will exist at the time of any option exercise. Option term is for 10 years.
(3) These options were granted on October 31, 1996, with incremental monthly vesting of one-twelfth of the options beginning on November 30, 1996 and ending on October 31, 1997. Option term is for 10 years.
(4) These options were granted on October 31, 1996. Option term is for 10 years. All of such options will vest on October 31, 1997 if specific management goals are fulfilled.
(5) In the event of a "change in control" of the Company as defined in the option, all shares under these options shall become immediately vested and exercisable. The following table sets forth certain information concerning unexercised options held at December 31,1996 by the Named Executive Officers listed in the Summary Compensation Table.

                                         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                              AND FISCAL YEAR-END OPTION VALUES (1)


                                                                       Number of Securities     Value of Unexercised In-the-
                                    Shares                          Underlying Unexercised          Money Options at
                                 Acquired on    Value Realized        Options at FY-End (#)             FY-End ($)(2)
Name                             Exercise (#)         ($)           Exercisable/Unexercisable    Exercisable/Unexercisable
----                             ------------      --------         -------------------------   ----------------------------
Henry Fong                            ---             ---               690,000/300,000                    ---/---
James L. Marden                       ---             ---                53,800/466,200                    ---/---
Charles E. Sanders                    ---             ---                 56,000/8,000                     ---/---
Edward E. Shake                       ---             ---                  773,423/0                       ---/---


(1) No options were exercised by the Named Executive Officers during 1996. Options herein include warrants to purchase shares of Common Stock.
(2) Based on the closing sales price for the Common Stock as reported on the New York Stock Exchange on December 31, 1996 of $1.25 per share.

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

         As of December 31, 1996 Mr. Sanders and Mr. Shake were the only executive officers eligible to participate in the Pension Plan. Benefits provided under the Pension Plan for Mr. Sanders and Mr. Shake are frozen at $4,048 and $7,503 per year, respectively. Such benefits are payable at age 65 (normal retirement age). Benefits provided under the Pension Plan are in addition to normal Social Security retirement benefits and maximum benefits under the Pension Plan currently are limited to $115,641 for each participant.

EMPLOYMENT AGREEMENTS

         In 1994, Messrs. Fong and Shake each entered into five year employment agreements with the Company. In 1996, James Marden entered into a one year employment agreement with the Company. Such employment agreement was amended subsequent to year end to extend the term thereof to a total of four years. Certain provisions of such Employment Agreements are discussed below.

         As described above, Mr. Fong resigned from all his positions with the Company and its subsidiaries, including as Chief Executive Officer and director of the Company, on June 20, 1997. The Employment Agreement for Mr. Fong was subject to automatic renewal for additional one year terms unless terminated by either Mr. Fong or the Company upon thirty days written notice prior to the end of the initial or successive terms. The Company and Mr. Fong have entered into discussions with respect to the amount owed to Mr. Fong in settlement of all amounts owed to him under the Employment Agreement or otherwise. In the event the Company and Mr. Fong cannot agree on such amount within sixty (60) days of Mr. Fong's resignation, each party will be able to assert any and all rights under the Employment Agreement which they may have had at such time as if such resignation had not occurred.

         The Employment Agreement for Mr. Fong provided that for all services rendered under such agreement, the Company would pay Mr. Fong a salary of $600,000 per year. In addition, the Company agreed to provide Mr. Fong with such other benefits as may, from time to time, be approved by the Board of Directors. The Employment Agreement required Mr. Fong to devote his full time, attention and energies to the business of the Company, except that Mr. Fong was permitted to continue to serve as President and a director of Equitex and to pursue such other business investments (other than as an employee) as he elected as long as such duties and pursuits did not interfere with his duties to the Company and did not directly or indirectly compete with the Company and its operations.

         Pursuant to his Employment Agreement, Mr. Fong agreed to certain covenants with respect to confidential information of the Company and agreed that during the term of his employment and for a period of twenty-four months thereafter, irrespective of the manner or reason for termination of his employment, that he would not engage in, supervise, assist or own any interest in any entity engaged in substantially the same business as the Company in the geographic areas in which the Company operates.

         Mr. Fong's Employment Agreement provided for Mr. Fong's termination "for cause" by the affirmative vote of a majority of the Board of Directors entitled to vote thereon. "Cause" was generally defined as (i) conviction of a felony; (ii) willful refusal by Mr. Fong to perform material duties and responsibilities required in connection with his employment; (iii) breach of any covenant, warranty, representation or condition in Mr. Fong's Employment Agreement; (iv) substantial disability for a specified period or (v) any misappropriation, theft or embezzlement of funds of the Company or any other act of fraud or deceit.

         Mr. Fong's Employment Agreement also provided that it could be terminated without cause by the affirmative vote of two-thirds of the members of the entire Board of Directors if the Company was "profitable" and by the affirmative vote of a majority of the Board if the Company was not "profitable." For purposes of Mr. Fong's Employment Agreement, the Company would be deemed to be profitable if the most current audited consolidated financial statements of the Company and its subsidiaries for the preceding fiscal year reflected positive net income from continuing operations calculated in accordance with generally accepted accounting principles.

         Finally, Mr. Fong's Employment Agreement also provided that it could be terminated without cause while the Company was not profitable, in such event the Company would have been obligated to continue to pay Mr. Fong all compensation payable under his Employment Agreement during the remainder of its then current term.

         The terms of Mr. Shake's Employment Agreement were substantially similar to Mr. Fong's, except that Mr. Shake's Employment Agreement provided for a salary of $450,000 per year and further provided that if Mr. Shake's Employment Agreement was terminated without cause while the Company was profitable, the Company would be obligated to continue to pay Mr. Shake all compensation payable under his Employment Agreement for the longer of the remainder of its then current term or twenty-four months. Mr. Shake's Employment Agreement was terminated by mutual agreement without further obligation on the part of either party thereto. Pursuant to the Severance Agreement entered into between Mr. Shake and the Company, Mr. Shake received
(i) a cash payment of $304,925, (ii) continuation of the split dollar life insurance plan in accordance with its terms, (iii) accelerated vesting of 151,875 shares of Common Stock previously granted to him under the KESIP, (iv) prorated vesting of options from the last vesting date through the date of severance, such that the vesting of 39,375 options was accelerated, (v) the extension of the expiration date for an aggregate of 621,548 warrants then held by Mr. Shake to and through September 6, 1998, and (vi) an additional cash payment of approximately $284,465 based on the Company's repurchase from him of 165,387 shares of Common Stock previously issued to him pursuant to the exercise of Warrants. See Item 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS". Such shares were repurchased at a purchase price of $1.72 per share, which was equal to the average closing price of the Common Stock over the 30 trading days preceding the date of the Severance Agreement. Under the terms of the Severance Agreement, Mr. Shake was obligated to repay immediately to the Company approximately $240,100, representing principal and accrued interest on a loan from the Company in 1993 to fund the purchase of such shares.

         Effective as of November 1, 1996, the Company entered into an Employment Agreement with James L. Marden whereby Mr. Marden agreed to serve as President and Chief Operating Officer of the Company. The Employment Agreement had an initial one year term and was subject to additional one year extensions upon agreement of the parties. Subsequent to year end, on June 12, 1997, Mr. Marden's Employment Agreement was amended to provide for an initial term of four years from the date of the Amendment, subject to additional one year extensions upon agreement of the parties.

         The Employment Agreement for Mr. Marden provides that for all services provided under such agreement, the Company will pay Mr. Marden a salary of $250,000 per year. The Employment Agreement also provides that Mr. Marden is eligible for an annual bonus of up to $125,000, based upon the achievement of certain performance goals and levels as determined by the Compensation Committee of the Company's Board of Directors. The Employment Agreement also provides Mr. Marden with a $500 per month automobile allowance, as well as such other employee benefits generally made available to the Company's executive officers. Pursuant to the Employment Agreement, the Company also awarded Mr. Marden options to purchase an aggregate of 500,000 shares of Common Stock of the Company. The Employment Agreement requires Mr. Marden to devote his full time, energy and skill to the business of the Company.

         Pursuant to his Employment Agreement, Mr. Marden has agreed to certain covenants with respect to confidential information of the Company and has agreed that, during the term of his employment and for a period of up to two years thereafter, he will not engage in, directly or indirectly, any business activity in the

United States in competition with the Company. Mr. Marden's Employment Agreement provides for termination for "cause" and for termination without cause. "Cause" is generally defined as (i) the commission or conviction of a felony or other act involving dishonesty; (ii) a material breach of Mr. Marden's obligations under the Employment Agreement, or (iii) reckless or willful failure to perform his employment duties. The Employment Agreement may also be terminated without cause at any time, in which event Mr. Marden will be entitled to receive severance compensation equal to his then existing base salary for the remainder of the term of the Employment Agreement. On May 28, 1997, the outstanding options issued to Mr. Marden were amended to decrease the exercise price thereof from $1.50 per share of Common Stock to $1.00 per share of Common Stock.

Directors' Fees and Compensation

         All directors are reimbursed for all expenses incurred in attending board and committee meetings. Each director who is not an employee of the Company also is paid: (i) an annual retainer of $20,000, payable in equal monthly installments; (ii) $1,000 for each Board meeting attended and (iii) $1,000 per committee meeting attended for committee meetings conducted on a date different from the date of a meeting of the Board of Directors. In addition, each non-employee director is eligible, pursuant to the Company's Directors' Restricted Stock Plan (as described below), to receive each year that number of shares of Common Stock having a Fair Market Value of $10,000 upon annual reelection to the Board. Effective May 1, 1997, the Compensation Committee recommended and the Board of Directors approved a reduction in the amount of the annual retainer to $15,000.

Directors' Restricted Stock Plan

         In October 1994, the Board of Directors adopted a new multi-year Directors' Restricted Stock Plan (the "DRSP") for its outside directors as a means of encouraging Common Stock ownership and to more closely align the interests of its outside directors with the interests of the Company's stockholders in general. The DRSP is intended to be a self-administering plan which permits the participation of all non-employee directors. The DRSP provides that during the term of such plan, each individual who is elected to serve as a non-employee director will, on the day immediately following the non-employee director's election to the Board, be granted restricted stock having a value on such date of $10,000. The number of shares to be granted is calculated by dividing $10,000 by the Fair Market Value (as defined) of the Common Stock on the date of grant. Annual grants in the same amount will be made each time an individual is elected or re-elected to serve as a non-employee director. Shares generally vest upon the last day of the director's term for which shares were awarded; provided, however, that all unvested shares will become one hundred percent (100%) vested upon the death, disability or retirement of the participant or upon the effective date of a Change in Control (as defined in the DRSP) of the Company. A total of 87,500 shares are available for grant under the DRSP, of which 22,400 shares had been granted as of December 31, 1996. Each then non-employee director was awarded 6,957 shares on January 8, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of June 20, 1997, certain information concerning ownership of Common Stock by: (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each director individually, (iii) the Company's Chief Executive Officer and each of its other Executive Officers, and (iv) all directors and executive officers of the Company as a group. The determinations of "beneficial ownership" of Common Stock are based upon Rule 13d-3 under the Exchange Act. Such rule provides that shares will be deemed "beneficially owned" where a person has, either solely or in conjunction with others, the power to vote or to direct the voting of shares and/or the power to dispose, or to direct the disposition of, shares or where a person has the right to acquire any such power within 60 days after the date such "beneficial ownership" is determined.

                                                                            NUMBER OF
                                                                             SHARES
                                                                          BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER                                        OWNED (1)
------------------------------------                                      ------------
Equitex, Inc(2)............................................................ 5,185,787           10.5%
James L. Marden(3)(4)........................................................ 200,100          *
Charles E. Sanders(5)(6)(7).................................................. 164,122          *
Louis J. Conti(8)(9).......................................................... 85,157          *
James H. Rand(9)(10).......................................................... 35,157          *
Stephen P. Bradley(9)(11)..................................................... 35,157          *
Stuart Subotnick (12)(13)................................................. 19,169,000           38.7%
Silvia Kessel (12)(13)............................................................. 0          *
Metromedia International Group, Inc. (12)(14)............................. 19,169,000           38.7%
All executive officers and directors as a group (7 persons)(15) .......... 19,688,693           39.5%
                                                                          -----------

 * Less than 1%.

(1) Unless otherwise indicated, the named individual or entity has sole voting and investment power with respect to all shares shown as beneficially owned by such person. For each beneficial owner, the number of shares outstanding and the percentage of stock ownership includes the number of common and common equivalent shares (including options and warrants exercisable within 60 days) owned by such individual or entity.
(2) Based on an amendment to a Schedule 13G filed February 13, 1997, Equitex, Inc. reports its address is 7315 E. Peakview Avenue, Englewood, Colorado 80111. Equitex also reports its share holdings include 43,750 shares issuable upon the conversion of $1,750 of the Company's Debentures.
(3)    The address of Mr. Marden is 309 Williamson Ave., Opelika, Alabama
       36803.
(4) Includes an aggregate of 200,100 shares issuable pursuant to options exercisable within 60 days.
(5)    The address of Mr. Sanders is 309 Williamson Ave., Opelika, Alabama
       36803.
(6) Includes 44,000 shares issuable pursuant to warrants exercisable within 60 days and 12,000 shares issuable pursuant to options exercisable within 60 days. Includes 19,022 shares in the Company's ESOP and 401(k) Plan allocated to Mr. Sanders as of the last Plan report date. Includes 17,100 shares of Common Stock as to which Mr. Sanders has shared investment and voting power. Also includes 72,000 shares held directly by Mr. Sanders as to which Mr. Sanders has sole voting and investment power.
(7)    This excludes ESOPS and 401(K) shares yet to be allocated.
(8)    The address of Mr. Conti is 185 Barra Lane, Inverness, Illinois  60067.
(9) Includes 25,000 shares issuable pursuant to options exercisable within 60 days.
(10) The address of Mr. Rand is c/o Koch Label Company, L.L.C., 1011 High Ridge Road, Stamford, Connecticut 06905.
(11) The address of Mr. Bradley is Harvard Business School, Morgan Hall, 240 Soldiers Field Road, Boston, Massachusetts 02163.
(12) The address of Mr. Subotnick, Ms. Kessel and Metromedia International Group is One Meadowlands Plaza, East Rutherford, New Jersey 07073.
(13) Includes all 19,169,000 shares owned by Metromedia International Group, Inc. as to which Mr. Subotnick disclaims beneficial ownership.
(14) The address of Metromedia International Group, Inc. is One Meadowlands Plaza, East Rutherford, New Jersey 07073.
(15) Includes an aggregate of 331,100 shares issuable pursuant to warrants and options exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company retains office space in Englewood, Colorado which formerly served as its executive offices. Such space is provided to the Company by Equitex which, in turn, leases such space for $2,500 per month from a partnership of which Mr. Fong and his wife are the sole partners. Mr. Fong is the President, a director and holder of approximately 5% of the capital stock of Equitex. From 1991 to 1995, the Company has paid approximately 50% of the lease payments plus the actual costs of telephone services attributable to it and the actual costs of certain stockholder services, principally reproduction of Company reports and associated mailing costs. In 1996, the Company paid 80% of the lease payments plus the actual costs of telephone services attributable to the Company and the costs of certain stockholder services, principally reproduction of Company reports and associated mailing costs. Pursuant to such cost-sharing arrangements, the Company made payments to Equitex of $60,152 in 1996. The Company believes these terms and its portion of the underlying lease payment to be no less favorable than those which could be obtained from non-affiliated parties in the same area. The Company anticipates that it will consolidate all office functions conducted in such office space to its Peachtree City office in 1997.

                                   PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ------------------------------------------------------------
                                 ON FORM 8-K
                                 -----------

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

  3.1  Certificate of Incorporation (1)
  3.2  Amended and Restated By-Laws (1)
  4.1  Indenture dated as of July 15, 1993 between the Company as Issuer and
       LaSalle National Bank   as Trustee (1)
  4.2 Indenture dated as of December 15, 1993 among the Company as Issuer and LaSalle National Bank as Trustee (1)
 10.1 Loan and Security Agreement Dated as of December 6, 1994 among Roadmaster Corporation, Roadmaster Leisure Inc., Hutch Sports USA, Inc., Nelson/Weather-Rite, Inc., Willow Hosiery Company, Inc. and Bank America Business Credit, Inc. (1)
 10.2 Agreement and Plan of Reorganization dated July 20, 1994 by and among The Actava Group Inc., Diversified Products Corporation, Hutch Sports USA, Inc., Nelson/Weather-Rite, Inc., Willow Hosiery Company, Inc. and Roadmaster Industries, Inc. (2)
 10.3  Employment Agreement for Henry Fong dated December 6, 1994 (1)
 10.5 Promissory Note in the principal amount of $1,625,000 payable by Roadmaster Corporation to the Company dated August 10, 1987 (3)
 10.12 Consulting Agreement by and between Registrant and Equitex, Inc. (3)
 10.14 Letter dated December 8, 1987 from the City of Olney, Illinois to Roadmaster Corporation regarding UDAG loan (3)
 10.17 Second amended and Restated Loan and Security Agreement between Roadmaster Corporation and Bank of America, National Trust, N.A. dated April 14, 1992 (4)
 10.18 Addendum to Consulting Agreement by and between Registrant and Equitex, Inc. dated December 15, 1990 (5)
 10.25 License Agreement by and between Roadmaster Corporation and International Sports and Fitness, Inc. dated December 18, 1991, as amended (5)
 10.26 Marketing Agreement by and between Roadmaster Corporation and International Sports and Fitness, Inc. dated December 18, 1991, as amended (5)

10.28 Industrial Building Lease by and between J.G. Realty Co. and Hamilton Lamp Corporation dated as of February 12, 1990 (5)
10.29 Lease by and between John Belger and Associates and Hamilton Lamp Corporation dated as of March 15, 1990 [North Kansas City, MO] (5)
10.30 Industrial Real Estate Lease by and between the Southland Corporation and Roadmaster Corporation dated February 11, 1993 [Tyler, TX] (5)
10.31 Sublease Agreement by and between Carrier Corporation and Roadmaster Corporation dated September 10, 1992 [Tyler, TX] (5)
10.32 Lease Agreement by and between Helgesen Properties and Roadmaster Corporation dated December 29, 1992 [Delavan, WI] (5)
10.33 Guaranty executed by Roadmaster Industries, Inc. in favor of MacGregor Sporting Goods, Inc., dated August 3, 1989 (3)
10.35  Amendment to Warrant dated December 18, 1992 (5)
10.36  Amendment to Warrant dated December 21, 1992 (6)
10.38 Form of Stock Purchase Agreement and Shareholder Agreement dated November 11, 1991 (6)
10.39  Form of Warrant dated July 6, 1992 for directors (6)
10.40  Form of Warrant dated July 6, 1992 for employees (6)
10.41  Form of Warrant dated September 9, 1992 (6)
10.42  Form of Warrant dated November 2, 1992 for directors (6)
10.43  Form of Warrant dated November 2, 1992 for employees (5)
10.48  Settlement Agreement by and between Roadmaster Industries, Inc., Thomas
       W. Itin and TWI International, Inc. dated as of May 21, 1993 (5)
10.49 Mutual Release between Roadmaster Industries, Inc. and Thomas W. Itin dated as of May 21, 1993 (5)
10.52 Asset Purchase Agreement (the "Asset Purchase Agreement") by and between Roadmaster Industries, Inc. and Par Industries, Inc. dated June 25, 1993 (6)
10.53  Amendment to Asset Purchase Agreement, dated July 23, 1993 (6)
10.54  Amendment to Asset Purchase Agreement, dated September 14, 1993 (6)
10.55 Loan and Security Agreement, dated as of September 15, 1993 between Flexible Flyer Acquisition Corp. and Bank America Business Credit, Inc. (the "Flexible Flyer Loan Agreement") (7)
10.56 Exchange Agreement dated October 13, 1993 between TICO, a Michigan partnership, Thomas W. Itin, Ajay Sports, Inc., Ajay Leisure Products, Inc., Roadmaster Industries, Inc., Roadmaster Corporation and Equitex, Inc. (7)
10.57  Warrant dated as of August 12, 1993 issued to RAS Securities Corp. (7)
10.58 Representative's Warrant Agreement dated as of August 12, 1993 between Roadmaster Industries, Inc. and RAS Securities Corp. (7)
10.59 Form of Warrants dated August 12, 1993 issued in connection with the placement of stand-by financing in connection with the acquisition of the Flexible Flyer division of Par Industries, Inc. with individual grants identified (1)
10.60 Lease Agreement, as amended, dated September 30, 1992 by and between the Industrial Development Board of the City of Sulligent, Alabama and Eagle Manufacturing Company, a division of Par Industries, Inc. [Sulligent,Alabama] (7)
10.61 Lease dated September 14, 1993 by and between Par Industries, Inc. and Flexible Flyer Acquisition Corp. [West Point, Mississippi] (7)
10.62 Warrant Agreement dated December 16, 1993 between Jefferies & Company, Inc. and the Company with Form of Warrant dated December 27, 1993 issuable to Jefferies & Company, Inc. (7)
10.63 Loan and Security Agreement Dated as of January 31, 1994 among Roadmaster Corporation, Roadmaster Leisure Inc. and BankAmerica Business Credit, Inc. (1)
10.64 Asset Purchase Agreement between Roadmaster Industries, Inc. and American Playworld Inc. dated February 28, 1994 (1)
10.65  Key Employee Stock Incentive Plan, dated October 25, 1994 (8)

10.66  Directors Restricted Stock Plan, dated October 25, 1994 (8)
10.67  Loan and Security Agreement Dated as of December 6, 1994 Amended
       and Restated as of September 29, 1995 among Roadmaster Corporation, Roadmaster Leisure Inc., Willow Hosiery Company, Inc., Hutch Sports
       USA, Inc., and Roadmaster Receivables Corporation and BankAmerica Business Credit, Inc. as the Agent for the Lenders (the "Amended and Restated Revolver") (9)
10.68  First Amendment to the Amended and Restated Revolver dated as of October 31, 1995 (9)
10.69  Second Amendment to the Amended and Restated Revolver dated as of
       January 15, 1996 (9)
10.70  Third Amendment to the Amended and Restated Revolver dated as of
       February 14, 1996 (9)
10.71  Asset Purchase Agreement between Brunswick Corporation and
       Roadmaster Industries, Inc. for the Acquisition of the Nelson/Weather-Rite Division, dated February 26, 1996, without Exhibits
       (9)
10.72  Fourth Amendment to the Amended and Restated Revolver dated as of
       March 8, 1996 (9) 10.73 Fifth Amendment to the Amended and Restated Revolver dated as of March 28, 1996 (10) 10.74 Loan and Security Agreement dated as of September 6, 1996 among Roadmaster Corporation, Roadmaster Leisure, Inc., Willow Hosiery Company, Inc. and Hutch Sports USA Inc., as borrowers and the financial institutions named therein and BankAmerica Business Credit, Inc., as Agent (the "Bank Credit Agreement")
       (11)
10.75  Employment Agreement for James L. Marden dated November 1, 1996
10.76 Amendment No. 1 to Employment Agreement for James L. Marden dated June 12, 1997
10.77  Loan and Security Agreement dated as of June 20, 1997 among RDM
       Holdings, Inc., Sports Group, Inc., International Sports and Fitness, Inc., Diversified Products Corporation, Willow Hosiery Company, Inc., Hutch Sports USA Inc and Diversified Trucking Corp., as Borrowers, the Financial Institutions named therein and Foothill Capital Corporation, as agent
10.78 Warrant Agreement dated June 20, 1997 from RDM Sports Group, Inc. to Metromedia Company
11.1   Statement of Computation of Per Share Earnings
18.1   Preferability Letter
21.1   List of Registrant's subsidiaries
23.1   Consent of Arthur Andersen LLP
27.1   Financial Data Schedule (for SEC use only)

---------

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

(9) Previously filed with the SEC and incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed April 1, 1996
(10) Previously filed with the SEC and incorporated by reference from the Registration Form 10-Q for the quarter ended March 30, 1996 on May 14, 1996
(11) Previously filed wit the SEC and incorporated by reference from the Registration Form 8-K filed on September 20, 1996.

(b) The consolidated financial statements and schedules filed as a part of this Annual Report on Form 10-K are as follows:


                                                                                             Page Number
                                                                                             -----------
         1.)  Consolidated Financial Statements of RDM Sports Group, Inc.

                  Report of Independent Public Accountants
                  Consolidated Balance Sheets
                  Consolidated Statements of Operations
                  Consolidated Statements of Cash Flows
                  Consolidated Statements of Stockholders' Equity
                  Notes to Consolidated Financial Statements

         2.)  Financial Statement Schedules

                  Schedule II      Valuation and Qualifying Accounts

(c)  Reports on Form 8-K:

         On November 20, 1996, the Company filed an amendment to a current report on Form 8-K announcing the acquisition of its bicycle and snow toy operations by Brunswick Corporation.

(d)  Executive Compensation Plans and Arrangements.

         (i)    Form of Warrant dated July 6, 1992 for employees (10.40)
         (ii)   Form of Warrant dated September 9, 1992 (10.41)
         (iii)  Form of Warrant dated November 2, 1992 for directors (10.42)
         (iv)   Form of Warrant dated November 2, 1992 for employees (10.43)
         (v)    Form of Warrant dated July 6, 1992 for directors (10.39)
         (vi) Form of Stock Purchase Agreement and Shareholder Agreement dated November 11, 1991 (10.38)
         (vii)  Employment Agreement for Henry Fong dated December 6, 1994
                (10.3)
         (viii) Key Employee Stock Incentive Plan dated October 25, 1995
                (10.65)
         (ix)   Directors Restricted Stock Plan dated October 25, 1995
                (10.66)
         (x) Employment Agreement for James L. Marden dated November 1, 1996 (10.75)
         (xi) Amendment No. 1 to Employment Agreement for James L. Marden dated July 1, 1997 (10.76)

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       RDM SPORTS GROUP, INC.
                       ----------------------
                             Registrant



              By:      /s/ JAMES H. RAND                     Date:  July 1, 1997
                 -----------------------------------------
                           James H. Rand

          Chairman of the Board and Chief Executive Officer
                       (Principal Executive Officer)

              By:      /s/ CHARLES E. SANDERS                Date: July 1, 1997
                     --------------------------------
                           Charles E. Sanders
                 Secretary, Principal Financial Officer
              (Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/ STEPHEN P. BRADLEY                              Date:  July 1, 1997
    --------------------------------------
             Stephen P. Bradley
                  Director

By:      /s/ LOUIS J. CONTI                                  Date:  July 1, 1997
    --------------------------------------
               Louis J. Conti
                  Director

By:
   ---------------------------------------
                Silvia Kessel
                  Director

By:    /s/ JAMES L. MARDEN                                   Date:  July 1, 1997
    --------------------------------------
                James L. Marden
     Chief Operating Officer and Director


By:    /s/ JAMES H. RAND                                     Date:  July 1, 1997
    -------------------------------------
               James H. Rand
            Chairman of the Board,
            Chief Executive Officer
                  and Director

By:  /s/ STUART SUBOTNICK                                    Date:  July 1, 1997
   ---------------------------------------
         Stuart Subotnick
             Director

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

To the Stockholders and
Board of Directors of
RDM Sports Group, Inc.:

We have audited the accompanying consolidated balance sheets of RDM SPORTS GROUP, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RDM Sports Group, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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

                                                          Arthur Andersen LLP

Chicago, Illinois
June 20, 1997

                   RDM SPORTS GROUP, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                       (in thousands except share data)


                                                                                  December 31,
                                                                                  -----------

                                                                             1996              1995
                                                                        --------------    ---------------
      ASSETS
Current Assets:
  Cash and cash equivalents                                                   $32,141             $8,417
  Cash in escrow                                                                2,615                 --
  Accounts and notes receivable, less allowance of
  $3,251 in 1996 and $1,389 in 1995                                            59,835            188,573
  Inventories                                                                  70,550            166,743
  Prepaid expenses and other current assets                                     2,189              6,441
  Deferred income taxes                                                        11,987              6,232
  Refundable income taxes                                                         ---             30,180
                                                                             --------           --------
      Total current assets                                                    179,317            406,586
                                                                             --------           --------
Property, plant and equipment                                                  56,823            101,773
  Less - Accumulated depreciation and
   amortization                                                                14,130             25,300
                                                                             --------           --------
      Net property, plant and equipment                                        42,693             76,473
                                                                             --------           --------

Deferred income taxes                                                          18,297                ---
Investments in equity securities, at market                                         5              1,809
Cash in escrow                                                                 10,158                ---
Deferred financing and acquisition charges                                     16,554             23,847
Goodwill and other intangible assets, net of accumulated
  amortization of $3,165 in 1996 and $3,011 in 1995                            20,929             63,933
Long-term trade receivables                                                       509              1,639
Other long-term assets                                                          4,750              2,820
                                                                             --------           --------

Total assets                                                                 $293,212           $577,107
                                                                             ========           ========



                See Notes to Consolidated Financial Statements

                   RDM SPORTS GROUP, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                       (in thousands except share data)

                                                                                     December 31,
                                                                                     -----------
                                                                               1996               1995
                                                                             --------           --------
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving lines of credit (Note 21)                                        $ 74,906           $ 85,402
  Current portion of long-term debt                                               558              1,519
  Current portion of long-term liabilities                                        486                540
  Accounts payable                                                             46,552             97,369
  Accrued expenses                                                             41,098             48,381
                                                                             --------           --------
      Total current liabilities                                               163,600            233,211
                                                                             --------           --------

Long-term liabilities:
  Deferred income taxes                                                             -              2,876
  Revolving lines of credit (Note 21)                                               -            132,200
  Long-term debt                                                               55,339            147,388
  Other long-term liabilities                                                   1,035              2,704
  Environmental liabilities                                                    19,998              3,644
                                                                             ========           ========

      Total long-term liabilities                                              76,372            288,812
                                                                             --------           --------

                                                                             --------           --------
Total liabilities                                                            $239,972           $522,023
                                                                             --------           --------

Commitments and contingencies (Note 12):

Stockholders' Equity:
  Preferred stock of $.01 par value per share, 10,000,000
  shares authorized, no shares issued and outstanding                               -                  -
  Common stock of $.01 par value per share, 100,000,000
  shares authorized, 53,746,765 shares issued and
  outstanding at December 31, 1996 and 54,041,527 at
  December 31, 1995                                                               537                540



                   RDM SPORTS GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                       (in thousands except share data)


Additional paid-in capital                                                    100,983            103,573
Retained loss                                                                 (35,154)           (35,852)
Deferred compensation                                                          (2,216)            (2,896)
Net unrealized (loss) gain on equity securities                                  (347)               281
                                                                             --------           --------
                                                                               63,803             65,647
Treasury stock, at cost, 4,329,598 shares at December 31, 1996

1996 and 1995                                                                 (10,563)           (10,563)
                                                                             --------           --------
      Total stockholders' equity                                               53,240             55,084
                                                                             --------           --------

Total liabilities and stockholders' equity                                   $293,212           $577,107
                                                                             ========           ========




                See Notes to Consolidated Financial Statements

                   RDM SPORTS GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands except per share data)



                                                                      For the Years Ended December 31,

                                                                 -----------------------------------------

                                                                   1996            1995             1994
                                                                 --------        --------         --------
Net sales                                                        $366,683        $730,875         $455,661
Cost of sales                                                     365,401         644,268          388,871
                                                                 --------        --------         --------
   Gross profit                                                     1,282          86,607           66,790

Selling, general and administrative expenses                       65,405          92,814           37,976

Impairment loss (Note 5)                                            1,470          23,500              ---

Restructuring expense (Note 19)                                     4,262           7,521              ---

Other (income) expense, net:
   Interest                                                        22,652          35,470           21,312
   Gain on sale of subsidiaries (Note 1)                         (116,324)            ---              ---
   Other                                                            7,951           7,785             (394)
                                                                 --------        --------         --------
                                                                  (85,721)         43,255           20,918
                                                                 --------        --------         --------
Income (loss) before income tax
   expense and extraordinary item                                  15,866         (80,483)           7,896

Income tax expense (benefit)                                       11,360         (29,479)           2,896
                                                                 --------        --------         --------

Income (loss) before extraordinary item                             4,506         (51,004)           5,000

Extraordinary loss, net of $2,386 tax (Note 1)                      3,731             ---              ---
                                                                 --------        --------         --------

   Net earnings (loss)                                           $    775        $(51,004)        $  5,000
                                                                 ========        ========         ========



                   RDM SPORTS GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                     (in thousands except per share data)



Earnings (loss) per common share, primary and fully diluted:

   Income (loss) before extraordinary item                        $  0.09         $ (1.04)         $  0.16
   Extraordinary loss                                               (0.07)             --               --
                                                                  -------         -------          -------
     Net earnings (loss)                                          $  0.02         $ (1.04)         $  0.16
                                                                  =======         =======          =======

Weighted average number of shares outstanding:

   Primary and fully diluted                                       49,677          49,004           31,878



                See Notes to Consolidated Financial Statements

                   RDM SPORTS GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)



                                                                                  For the Years Ended December 31,

                                                                            -------------------------------------------

                                                                              1996             1995              1994
                                                                            --------         --------          --------
Cash Flows From Operating Activities:
  Net earnings (loss)                                                       $     775         $(51,004)        $  5,000

Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization                                                 9,217           17,434            7,501
  Amortization of deferred compensation                                           379              644              189
  Loss (gain) on sale of property, plant and equipment                            213              522              (99)
  (Gain) loss on sale of marketable securities                                   (568)             844           (1,034)
  Gain on sale of subsidiaries                                               (116,324)             ---              ---
  Impairment loss                                                              10,455           23,500              ---
  Extraordinary write-off                                                       3,731              ---              ---
  Changes in assets and liabilities:
    Accounts receivable                                                        82,970             (867)         (20,468)
    Inventories                                                                14,069            4,503          (23,276)
    Prepaid expenses and other assets                                           1,846            2,431           (2,499)
    Cash in escrow                                                            (12,773)             ---            4,247
    Other assets and long term receivables                                     (1,017)         (28,681)          (8,139)
    Accounts payable                                                          (20,911)           8,813          (12,904)
    Accrued expenses                                                          (11,695)          12,645           (2,550)
    Income taxes and deferred income taxes                                     11,430          (27,626)           1,758
    Other                                                                      (1,124)            (157)               5
                                                                            ---------         --------         --------

      Net cash used in operating activities                                 $ (29,327)        $(36,999)        $(52,269)
                                                                            ---------         --------         --------

Cash Flows From Investing Activities:
    Additions to property, plant and equipment                              $  (9,657)        $(13,534)        $(14,233)
    Proceeds from sale of property, plant and equipment                           514              ---              ---
    Purchase of warrants                                                          ---              ---           (1,068)
    Investments in equity securities                                            1,207              ---             (622)


                   RDM SPORTS GROUP, INC. AND SUBSIDIARIES

                                (in thousands)


    Acquisitions                                                               (2,121)         (23,282)          (7,366)
    Proceeds from sale of subsidiaries                                        299,975              ---              ---
                                                                            ---------        ---------         --------

      Net cash provided by (used in) investing activities                   $ 289,918        $ (36,816)        $(23,289)
                                                                            ---------        ---------         --------

Cash Flows From Financing Activities:
    Proceeds under new revolving line of credit                             $  73,828        $     ---         $    ---
    (Payments)/proceeds under revolving line of credit                       (217,602)           76,362         117,716




                See Notes to Consolidated Financial Statements

              [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                   RDM SPORTS GROUP, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                (in thousands)




                                                                                  For the Years Ended December 31,
                                                                            ------------------------------------------

                                                                               1996             1995            1994
                                                                            ---------          -------        --------
    Principal payments under debt agreements                                $  (1,578)         $(1,989)       $(70,097)
    Retirement of debt                                                        (89,363)             ---             ---
    Additions to borrowings                                                       ---            2,203             ---
    Purchases of treasury stock                                                   ---                           (4,263)

    Cumulative translation adjustments                                           (291)             120            (251)
    Proceeds from exercise of stock warrants                                      ---              120           3,536
    Debt refinancing costs incurred                                            (1,861)            (952)         (2,140)
                                                                            ---------          -------        --------

      Net cash (used in) provided by financing activities                   $(236,867)         $75,854        $ 44,501
                                                                            ---------          -------        --------
Net Increase (Decrease) in Cash and Cash Equivalents                        $  23,724          $ 2,039        $(31,057)
Cash and Cash Equivalents, beginning of period                                  8,417            6,378          37,435
                                                                            ---------          -------        --------

Cash and Cash Equivalents, end of period                                    $  32,141          $ 8,417        $  6,378
                                                                            =========          =======        ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid (received) during the year for:
                                               - Interest                   $  26,793          $29,501        $ 15,323
                                               - Income taxes                   1,862           (1,434)          2,690
                                                                            =========          =======        ========

Supplemental Schedule of Non-Cash Activities:
  Issuance of treasury stock to Employee Stock Ownership Plan               $     ---          $   295        $    775
  Exchange of common stock for acquisitions                                       ---            1,500          82,958
  Note receivable received on sale of equity securities                           ---              ---           5,887
  Capital lease incurred to purchase equipment                                     91            1,474           1,510
  Note receivable in exchange for warrants exercised                              ---               --           1,321
                                                                            =========          =======        ========
Purchase of treasury stock in exchange for forgiveness of note
receivable                                                                        ---              ---           1,976
                                                                            =========          =======        ========



                See Notes to Consolidated Financial Statements

RDM SPORTS GROUP, INC. AND SUBSIDIARIE

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)



                                                          COMMON STOCK        ADDITIONAL
                                                          ------------          PAID-IN
                                                       SHARES       AMOUNT      CAPITAL
                                                       ------       ------    ----------
Balance, December 31, 1993                             31,089    $     311    $  15,730
Amortization of deferred compensation                      --           --           --
Purchase of treasury stock                                 --           --           --
Exercise of common stock warrants                       2,496           25        4,208
Purchase of common stock warrants                          --           --       (1,068)
Shares retired                                         (2,201)         (22)      (3,942)
Issuance of common stock                               20,962          209       82,827
Note receivable from stock issuance                        --           --           --
Unrealized loss on
  available-for-sale securities                            --           --           --
Cumulative translation adjustments                         --           --           --
Deferred compensation                                     656            7        2,372
Accrued interest on ESOP obligation                        --           --           --
Expiration of put provision on
  redeemable common stock                                 617            6        1,994

Net earnings                                               --           --           --
Balance, December 31, 1994                             53,619    $     536    $ 102,121
                                                       ------    ---------    ---------
Amortization of deferred compensation                      --           --          (78)
Note receivable from stock issuance                        --           --           --
Exercise of common stock warrants                          90            1          197
Shares retired                                            (90)          (1)        (225)
Acquisitions and other                                    422            4        1,559
Minimum pension liability                                  --           --           --
Unrealized gain on
  available-for-sale securities                            --           --           --
Cumulative translation adjustments                         --           --           --

Net loss                                                   --           --           --
Balance, December 31, 1995                             54,041    $     540    $ 103,574
                                                       ------    ---------    ---------
Amortization of deferred compensation                      --           --           --
Cancellation of shares                                   (165)          (2)        (267)
Minimum pension liability                                  --           --           --
Cancellation of deferred compensation                    (129)          (1)        (479)
Minimum purchase price guarantees on acquisitions          --           --       (1,845)
Repayment on related party note receivable                 --           --           --
Unrealized loss on available-for-sale securities           --           --           --
Cumulative translation adjustments                         --           --           --

Net earnings                                               --           --          775
                                                       ------    ---------    ---------
Balance, December 31, 1996                             53,747    $     537    $ 100,983
                                                       ======    =========    =========

                                                                                               UNREALIZED           TOTAL
                                                     RETAINED     TREASURY      DEFERRED      GAIN/LOSS ON      STOCKHOLDERS'
                                                     EARNINGS      STOCK      COMPENSATION  EQUITY SECURITIES      EQUITY
                                                     --------     --------    ------------  -----------------   ------------
Balance, December 31, 1993                           $ 10,959     $ (8,689)     $(1,935)          $  --           $ 16,376
Amortization of deferred compensation                      --           --          189              --                189
Purchase of treasury stock                                 --       (6,091)          --              --             (6,091)
Exercise of common stock warrants                          --           --           --              --              4,233
Purchase of common stock warrants                          --           --           --              --             (1,068)
Shares retired                                             --        3,964           --              --                 --
Issuance of common stock                                   --           --           --              --             83,036
Note receivable from stock issuance                      (292)          --           --              --               (292)
Unrealized loss on
  available-for-sale securities                            --           --           --            (643)              (643)
Cumulative translation adjustments                       (251)          --           --              --               (251)
Deferred compensation                                      --          (38)      (1,437)             --                904
Accrued interest on ESOP obligation                        --           --         (296)             --               (296)
Expiration of put provision on
  redeemable common stock                                  --           --           --              --              2,000

Net earnings                                            5,000           --           --              --              5,000
Balance, December 31, 1994                           $ 15,416     $(10,854)     $(3,479)          $(643)          $103,097
                                                     --------     --------      -------           -----           --------
Amortization of deferred compensation                      --           --          647              --                569
Note receivable from stock issuance                        56           --           --              --                 56
Exercise of common stock warrants                          --           --           --              --                198
Shares retired                                             --          226           --              --                 --
Acquisitions and other                                     --           65          (64)             --              1,564
Minimum pension liability                                (440)          --           --              --               (440)
Unrealized gain on
  available-for-sale securities                            --           --           --             924                924
Cumulative translation adjustments                        120           --           --              --                120

Net loss                                              (51,004)          --           --              --            (51,004)
                                                     --------     --------      -------           -----           --------
Balance, December 31, 1995                           $(35,852)    $(10,563)     $(2,896)          $ 281           $ 55,084
Amortization of deferred compensation                      --           --          381              --                381
Cancellation of shares                                     --           --           --              --               (269)
Minimum pension liability                                 (10)          --           --              --                (10)
Cancellation of deferred compensation                      --           --          299              --               (181)
Minimum purchase price guarantees on acquisitions          --           --           --              --             (1,845)
Repayment on related party note receivable                224           --           --              --                224
Unrealized loss on available-for-sale securities           --           --           --            (628)              (628)
Cumulative translation adjustments                       (291)          --           --              --               (291)

Net earnings                                               --           --          775              --                 --
                                                     --------     --------      -------           -----           --------
Balance, December 31, 1996                           $(35,154)    $(10,563)     $(2,216)          $(347)          $ 53,240
                                                     ========     ========      =======           =====           ========


               See Notes to Consolidated Financial Statements.

                   RDM SPORTS GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (INCLUDING NOTES APPLICABLE TO THE UNAUDITED PERIODS)

(1)  BACKGROUND

         RDM Sports Group, Inc. (the "Company" or "RDM"), formerly known as Roadmaster Industries, Inc., a Delaware corporation formed on June 1, 1987, manufactures and distributes, through its subsidiaries, a broad range of products, including: fitness equipment, such as, stationary aerobic equipment, multi-stationed weight systems and benches; toy products, such as toy horses, bulk plastic toys, swing sets, trampolines, and children's lamps; and selected other recreation products; including sports hosiery, team sports equipment, and backyard and lawn games. The Company's main operating subsidiaries include:
Diversified Products Corporation ("DP"), Willow Hosiery Company, Inc. ("Willow"), Hutch Sports USA, Inc. ("Hutch"), RDM Sports and Leisure, Inc. ("RDM Leisure") and TQ, Inc. ("TQ).

         The principal markets for the Company's products are mass merchandisers located primarily in the United States and, to a lesser extent, Canada.

Sale of Camping Products Operations

         On March 8, 1996, the Company completed the sale of the assets of its Nelson/Weather-Rite, Inc. camping subsidiary, including MZH, Inc., to Brunswick Corporation ("Brunswick") for cash consideration of $120.0 million (the "First Brunswick Transaction"). The sale included the purchase of all assets, and the assumption of accounts payable and accrued liabilities, including deferred tax liabilities, all of which totaled in the aggregate $10.0 million. The final purchase price, as adjusted for ordinary post closing adjustments, based on closing working capital levels was reduced by $2.2 million. The Company used the net proceeds to reduce its outstanding revolving credit facility by approximately $110.0 million. The Company recognized a pre-tax gain of $24.4 million on such sale in 1996. In 1996, the Company's camping products operations contributed approximately $19.2 million in revenue and $1.2 million in operating profit for the year then ended.

Sale of Bicycle and Snow Toys Operations

         On September 6, 1996, the Company completed the sale of the assets of the Company's bicycle and snow toy products businesses (which also includes tricycles, wagons, and junior ride-ons) to Brunswick for approximately $189.7 million in cash, as adjusted ("the Second Brunswick Transaction"). The Second Brunswick transaction included the purchase of certain assets and the assumption of accounts payable, accrued liabilities, and Industrial Revenue Bonds affiliated with the bicycle and snow toy products businesses. In connection with the sale, a long term lease of the Company's former Olney, Illinois facility was entered into and an escrow account in the amount of $10.0 million was established to secure the costs of the environmental remediation of the property at the Olney, Illinois facility, for which the Company has indemnified Brunswick. In connection with the Settlement Agreement, the Company granted a relocation credit in the amount of $2.2 million to Brunswick which approximates three years rent. The Company recognized a pre-tax gain of $91.1 million on the sale in 1996 and used the net proceeds to reduce its outstanding indebtedness and for other corporate purposes. In 1996, the Company's bicycle and toy snow products businesses contributed approximately $106.0 million in sales and $3.6 million in operating profit for the year then ended.

Extinguishment of Debt

         On August 2, 1996, the Company commenced an Offer to Purchase and Consent Solicitation (the "Offer") to the holders of its 11.75% Senior Subordinated Notes due 2002 (the "Notes"), whereby the Company offered to purchase up to all of the outstanding Notes not held by the Company ($90.1 million) at a purchase price equal to one hundred percent (100%) of such Notes' principal amount, plus accrued but unpaid interest. Such Offer terminated on August 29, 1996. Consents to the required Waivers under the Indenture were obtained from the holders of $88.4 million principal amount of the Notes and the Waivers to the relevant indenture provisions were effected thereafter. Of such amount, $88.0 million was tendered for purchase using proceeds from the sale of the bicycle and snow toy products operations. In connection with the repurchase, the Company recorded an extraordinary loss on the extinguishment of the Notes in the amount of $3.7 million, net of tax which represented the write-off of deferred debt charges. Following consummation of the Offer, $2.1 million principal amount of the Notes were outstanding and not held by the Company.

         The following presents, on an unaudited pro forma basis, the Company's results of operations as though the dispositions and related transactions had occurred on January 1, 1995 for the years ended December 31, 1996 and 1995:


                                                                                     Unaudited Proforma
(in thousands except per share data)                                                 As of December 31,
                                                                                   -----------------------
                                                                                     1996           1995
                                                                                   ---------      --------
Net sales                                                                          $241,892       $423,361
(Loss) income before taxes                                                          (90,914)        13,602
Net loss before extraordinary item                                                  (55,910)       (48,204)
                                                                                   =========      ========
Loss per share:
     Primary and fully diluted                                                     $  (1.12)      $  (0.98)
                                                                                   =========      ========

(2) LIQUIDITY

         Historically, the Company's working capital has been obtained primarily from revolving lines of credit from banks and internally generated funds. On a consolidated basis, during 1996, the Company's operations used cash of approximately $29.3 million. The seasonal nature of the Company's sales imposes fluctuating demands on its cash flow, due to the temporary buildup of inventories in anticipation of, and receivables subsequent to, the peak seasonal period, which historically has occurred around November of each year.

         The Company had operating losses of $69.8 million, and $37.2 million for the years ended December 31, 1996 and 1995, respectively. The Company's consolidated cash, cash equivalents and cash in escrow pursuant to various contractual obligations balance at December 31, 1996 was $44.9 million, of which funds $12.8 million was restricted as to use. The Company obtained waivers from the lenders in 1995 and amended its then existing revolving line of credit agreement in 1995 and in the first quarter of 1996. The Company was not in compliance with various financial covenants under its Bank Credit Agreement as of December 31, 1996. In the first quarter of 1997, the Company experienced operating losses of $5.1 million, used $15.6 million of cash for operating purposes, and was not in compliance with various financial covenants under its Bank Credit Agreement until the termination of such agreement in connection with the execution of the New Loan Facility (as defined below). At no time was the Company in default with respect to the payment of indebtedness under the Bank Credit Agreement or the predecessor agreements thereto as in effect in 1995 and 1996. In connection with the Second Brunswick Transaction, on September 6, 1996, the Company terminated its then existing bank credit facility and entered into a new bank credit agreement (the "Bank Credit Agreement"). The Bank Credit Agreement was for a three year term, maturing September 1999, and provided for borrowings up to $130.0 million based on certain inventories and accounts receivable. Interest was calculated at the Agent's referenced rate (generally the "prime rate") plus 1.25% and included a LIBOR rate option which equaled LIBOR plus 1.25%. The monthly unused facility fee was .25% on the available unused portion of the facility provided by the Bank Credit Agreement. At December 31, 1996, the Company had outstanding borrowings of $74.9 million under the Bank Credit Agreement and was not in compliance with various financial covenants contained therein.

         On June 20, 1997, the Company entered into a new $100 million revolving and term credit facility pursuant to a Loan and Security Agreement (the "Loan Agreement") between the Company's borrowing subsidiaries and certain financial institutions. See Note (21) "Subsequent Events".

         Management believes the availability of such funds is a necessary component of the Company's strategy to improve its operating and financial performance. The Company believes that borrowings available under the New Loan Facility and internally generated funds should be adequate to implement the strategies discussed below.

         In 1996, the Company began to implement, and in 1997 is continuing to implement, various strategies intended to improve its financial condition and operating performance. These strategies include expense reduction programs, inventory management reduction programs, reorganization of the fitness production facility, production related employee training programs, reduction in number of products offered, a shift from manufacturing of certain products to sourcing, extensive piloting and testing of new product introductions, and implementations of stringent quality assurance measures. Management expects the full effects of such strategies will not be fully realized, if at all, until late 1997.

3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year's presentation.

Foreign Currency Translation

         The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars using current exchange rates in effect at the balance sheet date for assets and liabilities and weighted average exchange rates for revenues and expenses. The resulting translation adjustments are accumulated as a separate component of stockholders' equity and are included within retained earnings on the Consolidated Balance Sheet. The financial statements have been prepared from records maintained in the country in which the enterprise is located and follows generally accepted accounting principals of the United States of America.

Investments

         The Company invests in various equity securities. In May, 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115") which requires certain debt securities to be reported at amortized cost, certain debt and equity securities to be reported at market with current recognition of unrealized gains and losses, and certain debt and equity securities to be reported at market with unrealized gains and losses as a separate component of stockholders' equity. The Company adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect of adopting SFAS 115 as of January 1, 1994 was not material.

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

Cash and Cash Equivalents and Cash in Escrow

         The Company considers cash equivalents to be temporary investments that are readily convertible to cash and have original maturities of three months or less.

         Cash in escrow represents cash that is legally restricted as to use. The current portion predominately includes cash restricted for collateral on letters of credit and cash in escrow to provide for various contingent liabilities as required under the First and Second Brunswick Transactions. The long-term portion represents cash in escrow for settlement of the Olney, Illinois environmental matters as required under the Second Brunswick Transaction (See Note 12 "Commitments and Contingencies-Environmental Matters"). During the first quarter of 1997, an additional $7 million of cash became restricted for collateral on letters of credit.

Inventories

         Inventories are valued at the lower of cost or market and include the combined costs of purchased materials, labor, and manufacturing overhead. Cost of raw materials are determined using the first-in, first-out ("FIFO") method. Costs (net of an obsolescence reserve) of work-in-process and finished goods are determined using the FIFO method.

         In the fourth quarter of 1996, the Company changed from the last-in, first-out ("LIFO") method of valuing inventory to the FIFO method. The Company believes this change will result in a better matching of revenues/expenses and measurement of operating results by properly recognizing the effect of productivity improvements and relatively short product life cycles in the Company's cost of sales as related to the Company's remaining businesses. The accounting change was adopted effective January 1, 1996. As the effect of the change on the current and prior reporting periods was immaterial, the financial statements for those periods have not been restated.

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

         The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill and other intangible assets may warrant revision or that the remaining balance of goodwill and other intangible assets may not be recoverable. The Company's policy is to recognize any impairment through the reduction of current earnings in the period in which such determination is made (See Note 5 "Impairment of Long-Lived Assets").

         Goodwill and other intangible assets are presented in the consolidated balance sheets net of accumulated amortization of $3.2 million at December 31, 1996 and $3.0 million at December 31, 1995. Other assets and deferred charges are presented in the consolidated balance sheets net of accumulated amortization of $10.5 million at December 31, 1996 and $6.6 million at December 31, 1995.

  Income Taxes

         Deferred income taxes are provided for differences between the financial statement and income tax basis of assets and liabilities using enacted tax law. Deferred income tax expense is based on the change in the net deferred income tax asset or liability from period to period. The Company does not provide income taxes on the undistributed earnings of its foreign subsidiaries that are deemed to be permanently reinvested (See Note 10 "Income Taxes").

Research and Development

         Expenditures for research and development are charged to operations in the year incurred. Such costs aggregated $3.0 million in 1996, $3.7 million in 1995, and $1.9 million in 1994.

Product Warranty Costs

         Estimated product warranty costs are provided at the time the Company sells the product, based on experience.

Advertising Costs

         Expenditures for advertising are charged to operations in the year incurred. Such costs aggregated $1.1 million in 1996, $2.9 million in 1995, and $2.7 million in 1994.


Major Customers

         One of the Company's customers accounted for 24.8%, 26.2%, and 28.2% of net sales during 1996, 1995, and 1994 respectively. No other customer accounted for more than 10% of sales in 1996.

         The Company sells to mass merchandisers, including national retailers, regional retailers, and smaller customers. At December 31, 1996 and 1995, the Company had approximately 89% and 83%, respectively, of trade accounts receivable due from national retailers. The Company's credit granting process includes analyses of each potential customer's financial condition. In some situations, cash deposits and/or other collateral are required before the Company authorizes a sale. The Company grants credit up to specific amounts after sufficient favorable experience is achieved or if its analysis of the customer's financial condition and operating cash flows provide sufficient comfort.

Fair Value of Financial Instruments

         The following assumptions are used to estimate the fair value of each class of financial instruments:

Cash and Short-term Investments: The carrying amount approximates fair value because of the short maturity of those instruments.

Long-term Investments: The fair values of the Company's investments are estimated based on quoted market prices for those investments at December 31, 1996 and 1995.

Long-term Debt: The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Environmental Remediation Costs

         The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation are not discounted to their present value. See Note 11 "Commitments and Contingencies".

(4) USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's significant estimates included in the financial statements relate to the following items:

Income Taxes:  See Note 10 "Income Taxes".

Inventory: The Company's inventory value includes estimates related to excess and obsolete and the net realizability of inventory. These reserves have been based on estimated projected future utility of products and projected sales values of inventoried items. Changes in the assumptions as well as actual experience could cause these estimates to change in the near-term.

Warranty/Sales Returns and Allowances: The reserves established for sales allowance and warranty charges are based on management's estimate of the amount expected to be paid considering historical experience and current programs in effect. Changes in the assumptions as well as actual experience could cause these estimates to change in the near-term.

Environmental Remediation:  See Note (11) "Commitments and Contingencies".

(5) IMPAIRMENT OF LONG-LIVED ASSETS

         In the fourth quarter of 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The application of the statement requires the Company to evaluate facts and circumstances that indicate the costs of certain property, plant, and equipment and intangible assets may be impaired. The evaluation is based upon the estimated future net cash flows (undiscounted and without interest charges) associated with the property, plant, and equipment and intangible assets compared to the carrying value of the asset to determine whether a write-down to fair value is required.

         The Company has included in its December 31, 1996 and 1995 Consolidated Statement of Operations an impairment loss of $1.5 million and $23.5 million, respectively. These amounts relate to the goodwill associated with the 1994 acquisition of the "Sport Subsidiaries" (collectively referring to DP, Nelson/Weather-Rite, Willow, and Hutch) acquired from The Actava Group, Inc. ("Actava") related to the Willow and DP businesses, respectively. Based upon the Company's undiscounted cash flow projections of these businesses, the Company determined it would not be able to recover the associated goodwill. The amounts of the impairment loss are based upon the Company's determination of fair value based on discounted cash flow methodology over a fifteen year period.

(6)  REVOLVING LINES OF CREDIT

         At December 31, 1996 and 1995, the Company had a $130.0 million and $275.0 million revolving credit facility, respectively.

         Amounts outstanding under the revolving lines of credit facilities at the dates indicated were:


(in thousands)                                  December 31,
                                         -----------------------
                                           1996           1995
                                         --------       --------
Current:
     Revolver                            $ 74,906       $ 85,402
                                         ========       ========

Long-Term:
     Revolver                            $     --       $132,200
                                         ========       ========


         The amount classified as long-term at December 31, 1995, represents the minimum borrowings that were expected to be outstanding during the proceeding next twelve months.

         In September 1995, the Company amended and restated its then existing bank credit facility which had been entered into in 1994. Such amended and restated facility (the "Amended and Restated Revolver") provided for a term loan facility and a revolving credit facility of up to $300.0 million, subject to restrictions on borrowings pursuant to certain covenants in the indenture, as amended, for the Company's Notes. The revolving credit facility provided for borrowings of up to $275.0 million based on eligible trade receivables and inventory. At December 31, 1995, the Amended and Restated Revolver's interest rate was 9.25%. The term of the Amended and Restated Revolver was through September 29, 1998, and provided for automatic renewals for successive one year terms unless terminated by either the lenders or the Company.

         The Amended and Restated Revolver required the maintenance of various financial covenants including minimum net worth, fixed maturity coverages and minimum working capital levels. In the first quarter of 1996, the Company was not in compliance with several of its loan covenants calculated as of December 31, 1995. These events of non-compliance were waived as of December 31, 1995 by the lenders under the Amended and Restated Revolver pursuant to the further amendment and restatement of the Revolver in the first quarter of 1996. At no time was the Company in default with respect to the payment of indebtedness under the Amended and Restated Revolver.

         On September 6, 1996, the Company terminated its existing bank credit facility (as amended, the "Amended and Restated Revolver") and entered into a new bank credit agreement (the "Bank Credit Agreement"). The Bank Credit Agreement was for a three year term, maturing September 1999, and provided borrowings of up to $130.0 million based on certain inventories and accounts receivable. Interest was calculated at the Agent's referenced rate (generally the "prime rate") plus 1.25% and included a LIBOR option which equals LIBOR plus 1.25%. The monthly unused facility fee was .25% on the available unused portion of the facility provided by the Bank Credit Agreement. At December 31, 1996, the Company had outstanding borrowings of $74.9 million under the Bank Credit Agreement.

         The Bank Credit Agreement required maintenance of various financial covenants including minimum net worth, fixed maturity coverages, and minimum working levels. As of December 31, 1996, and through June 20, 1997, the Company was not in compliance with several of its loan covenants. (See Note 21 "Subsequent Events-Debt Refinancing"). Unutilized credit available under this facility was approximately $50.5 million at December 31, 1996. At December 31, 1996, the Company had outstanding commercial letters of credit totaling approximately $4.6 million.

(7)  INVENTORIES

         Inventories consisted of the following:

(in thousands)                                    December 31,
                                            ------------------------
                                              1996            1995
                                            --------        --------
Raw materials                               $ 37,370          58,960

Work in process                                2,729           9,570
Finished goods                                30,451          98,213
                                            --------        --------
                                            $ 70,550        $166,743
                                            ========        ========

         In the fourth quarter of 1996, the Company changed from the LIFO method of valuing inventory to the FIFO method. The Company believes this change will result in a better matching of revenues and expenses and measurement of operating results by properly recognizing the effect of productivity improvements and relatively short product life cycles in the Company's cost of sales as related to the Company's remaining businesses. The accounting change was adopted effective January 1, 1996. As the effect of the change on the prior reporting periods was immaterial and the financial statements for those periods have not been restated.

(8)  PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment consisted of the following:


(in thousands)                                      December 31,
                                             ------------------------
                                               1996             1995
                                             ------         ---------
Land                                         $ 1,294        $   1,420
Buildings                                     16,110           18,357
Machinery and Equipment                       39,419           81,996
                                             =======        =========
                                             $56,823        $ 101,773
                                             =======        =========

         Additions and improvements to property, plant and equipment are capitalized while maintenance and repairs are charged to expense as incurred. Upon disposal or retirement of property, plant and equipment, the cost and accumulated depreciation are eliminated from the accounts and the gain or loss on the transaction is included in earnings.

         Included in machinery and equipment at December 31, 1996 and 1995 is approximately $1.1 million and $4.6 million, respectively, of equipment under capital leases.

         Depreciation expense was $7.6 million in 1996, $9.7 million in 1995, and $4.7 million in 1994.

 (9)  LONG-TERM DEBT

         Long-Term Debt is summarized as follows at:



(dollars in thousands)                                                   December 31,
                                                                   ---------------------
                                                                     1996         1995
                                                                   --------     --------
Note payable to a bank, interest at 7%, payable in 60
     monthly installments through June 1998                          $    --   $    380
Senior Subordinated Notes, interest at 11.75%,
     payable January 15 and July 15, due July 2002                     2,065     90,357
Convertible Subordinated Debentures, interest at 8%,
     payable February 15 and August 15, due August 2003               51,742     51,742
Urban Development Action Grant ("UDAG") Agreement
     dated August 30, 1983, interest at 6% in first 10 years
     and 4.5% less than prime with a maximum of 8% in
     second 10 years, maturing 1987 to 2003, secured by
     guarantee of Equitex, Inc.                                           --        889
Industrial Development Revenue Bonds, interest at 62%
     of bank prime rate as defined, due 2001                              --      1,739
Industrial Development Revenue Bonds, variable interest
     rates ranging from 5.69% to 7.14%, due in quarterly principal
     payments of $53 from 1989 to 1999                                    --      1,003
Secured loan agreement with City of Effingham, Illinois,
     interest at 3%, payable in 60 monthly installments
     through July 1998                                                    --        156
Secured Kentucky Economic Development Authority notes payable monthly (in whole or in part from State of Kentucky
Withholding
     Taxes) with variable interest rates ranging from 5% to 8%
     maturing 2000 to 2002, secured by equipment                         418         --
Secured LCADD note, payable in monthly principal and interest installments through July 1998, with interest at 4%, secured
     equipment                                                            34         --
Secured KHIC note, payable in monthly principal and interest installments through February 1999, with interest at 7%,
secured
     by certain inventory and trade receivables of TQ subsidiary         675         --
Obligations under capital leases                                         963      2,561
Other                                                                     --         80
                                                                     -------   --------
          Total                                                      $55,897   $148,907
          Current maturities                                             558      1,519
                                                                     -------   --------
          Total long-term debt                                       $55,339   $147,388
                                                                     =======   ========


         Aggregate maturities are as follows: 1997, $558,000; 1998, $581,000; 1999, $337,000; 2000, $259,000; 2001, $274,000; and thereafter, $53.9 million.

         In August 1993, the Company issued $51.7 million of its 8% Convertible Subordinated Debentures ("the Debentures") due 2003. The Debentures are convertible into the Company's $0.01 par value common stock at $4.00 per share. The Company can call the Debentures on or after September 15, 1996 subject to the attainment of certain minimum stock price levels. The Debentures were issued to repay certain term loans under the RDM Loan Agreement, provide funds for the acquisition of Flexible Flyer, and for general corporate purposes.

         In December 1993, the Company issued $100.0 million of its 11.75% Senior Subordinated Notes (the "Notes") due 2002. The Notes were issued to diminish the Company's reliance on traditional asset-based revolving lines of credit and establish a more permanent capital structure in connection with the Company's long-term growth objectives. The funds were used to partially repay amounts due under the RDM Loan Agreement, meet seasonal working capital requirements and provide for the Company's three year, $35.0 million capital expenditures budget. Much of the additional expenditures were targeted for cost reduction projects and tooling of new products. The Company repurchased $7.3 million of its Notes in January 1994 and $5.0 million in November 1994. In August 1995, in a private transaction, the Company sold $2.4 million of its Notes held in treasury (See Note 1 "Background - Extinguishment of Debt").

         On August 2, 1996, the Company commenced an Offer to Purchase and Consent Solicitation (the "Offer") to the holders of its Notes, whereby the Company off1ered to purchase up to all of the then outstanding Notes not held by the Company ($90.1 million) at a purchase price equal to one hundred percent (100%) of such Notes' principal amount, plus accrued but unpaid interest. Such Offer terminated on August 29, 1996. Consents to the required Waivers under the Indenture were obtained from the holders of $88.4 million principal amount of the Notes and the Waivers to the relevant Indenture provisions were effected thereafter. Of such amount, $88.0 million also were purchased.

         Deferred offering costs are amortized primarily on the effective interest rate method over the life of the related obligations. Deferred offering costs, net of accumulated amortization at December 31, 1996 and 1995, were $8.7 million and $12.5 million, respectively.

         Under terms of the UDAG agreement between the Company, the City of Olney, Illinois, and the United States Department of Housing and Urban Development ("HUD"), the Company agreed to invest matching funds to renovate, expand, and upgrade its plant and equipment. The Company failed to comply with the schedule of investing funds and, in 1986, HUD terminated the UDAG grant but indicated it would not accelerate the then outstanding loan balance. The City of Olney, Illinois, which administers the UDAG loan, waived the matching requirement under the UDAG agreement and indicated it would not accelerate the loan so long as the Company repaid the loan according to scheduled maturities. The Company, during 1996, repaid the debt facility.

 (10)  INCOME TAXES

         Income tax expense (benefit) for the years ended December 31, 1996, 1995, and 1994 consists of:


(in thousands)                       Year Ended December 31, 1996
                                  ---------------------------------
                                   Current      Deferred     Total
                                   -------      --------     -----

Federal                            $ 22,529    ($12,272)   $ 10,257
State                                 3,149      (1,515)      1,634
                                   --------    --------    --------
                                   $ 25,678    ($13,787)   $ 11,891
Foreign                                (531)         --         531
                                   --------    --------    --------
                                   $ 25,147    ($13,787)   $ 11,360
                                   ========    ========    ========





(in thousands)                        Year Ended December 31, 1995
                                   --------------------------------
                                    Current    Deferred      Total
                                    -------    --------      -----
Federal                            ($31,659)   $  6,411    ($25,248)
State                                (5,955)      1,202      (4,753)
                                   --------    --------    --------
                                   ($37,614)   $  7,613    ($30,001)
Foreign                                 522          --         522
                                   --------    --------    --------
                                   ($37,092)   $  7,613    ($29,479)
                                   ========    ========    ========


         The Company's effective tax rate varies from the statutory Federal income tax rate as a result of the following items for the years ended December 31, 1996, 1995, and 1994:


(in thousands)                                 Year Ended December 31,
                                          -------------------------------
                                             1996       1995        1994
                                             ----       ----        ----
Tax expense (benefit) at U.S.
        statutory rate                    $  5,395    $(27,364)   $ 2,685


Increases resulting from--

        Foreign taxes in excess of U.S.
             statutory tax rate               (261)        622        496
        State income taxes, net of
             Federal income tax benefit      1,182      (3,187)       313

        Jobs tax credit                         --        (500)       (21)

        Capital losses utilization              --          --       (559)

        Non-deductible goodwill              5,038          --         --

        Other, net                               6         950        (18)
                                          --------    --------    -------
         Tax expense (benefit) at         $ 11,360    $(29,479)   $ 2,896
         effective rate                   ========    ========    =======



         Deferred income taxes reflect the net tax effect of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. At December 31, 1996 and 1995, the net deferred tax assets of $30.3 million and $3.4 million, respectively were included in the Consolidated Balance Sheets as follows:


(in thousands)                                             December 31,
                                                      --------------------
                                                        1996         1995
                                                        ----         ----
Deferred tax assets:

         Inventory and related reserves               $  3,493    $  2,064

         Warranty and other reserves                    20,004      12,448

         Alternative minimum tax and jobs credit
             carryforwards                               2,050       1,550

         Deferred compensation                           1,457       1,904


         Net operating loss carryforward                10,238          --


         All other, net                                    102         690

         Valuation allowance                            (3,579)     (3,579)

                                                      --------    --------
                      Total deferred tax assets       $ 33,765    $ 15,077
                                                      ========    ========


(in thousands)                                            December 31,
                                                      --------------------
                                                         1996        1995
                                                      --------    --------
Deferred tax liabilities:

         LIFO                                         $    ---    $  4,398)
         Property, plant and equipment                  (1,997)     (4,048)


         Unrealized gain on equity securities             (124)       (200)


         All other, net                                 (1,360)     (3,075)

                                                      --------    --------
                     Total deferred tax liabilities   $ (3,481)   $ 11,721)
                                                      ========    ========
Net deferred tax assets                               $ 30,284    $  3,356
                                                      ========    ========


    Related to the acquisition of the Sports Subsidiaries as of December 6, 1994, a preliminary allocation had been provided for a valuation allowance related to the acquired net deferred tax assets. During 1995, the Company completed its purchase accounting to record the final acquired net deferred tax assets and made an adjustment to the initial valuation allowance. Subsequent tax benefits related to the valuation allowance established will be recorded into income. As of December 31, 1996, the remaining valuation allowance is $3.6 million. The valuation allowance was established due to the poor earnings history of the acquired Sports Subsidiaries, excluding Nelson/Weather-Rite.

         In management's opinion, it is more likely than not that future taxable income will be sufficient to fully utilize the deferred tax assets, net of the valuation allowance, which existed at December 31, 1996. This belief is based upon, among other factors, changes in the Company's operations that are expected to generate future taxable income, consideration of available tax planning strategies, and the length of time available to utilize the net operating loss ("NOL") carryforwards. If the Company is unable to generate sufficient taxable income through operating results, increases in the valuation allowance will be required through a charge to expense. The Company's NOL carryforwards primarily expire in 2010.

 (11)  LEASES

         The Company leases certain equipment and machinery under noncancellable operating leases. Rent expense was $3.5 million in 1996, $9.9 million in 1995, and $3.8 million in 1994.

         The Company leases certain equipment under capital leases. Future aggregate minimum lease payments under capital and operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1996, are as follows:

(in thousands)

                                    Capital         Operating
Year ended December 31               Leases           Leases
----------------------              -------          --------
1997                                $   269          $15,475
1998                                    262           14,763
1999                                    215           12,556
2000                                    196            8,813
2001                                    190            2,420
Thereafter                               48            3,688
                                    -------          -------
                                    $ 1,180          $57,715
                                                     =======
Less:  Interest expense                 217
                                    -------
Present value of futyre minimum     $   963
lease payments                      =======



(12)  COMMITMENTS AND CONTINGENCIES

Revenue Canada Assessment

         RDM Leisure, files a separate Canadian income tax return. Revenue Canada has proposed a reassessment of amounts due under income tax returns previously filed. The Company intends to vigorously oppose any reassessment and believes that, in the event of an unfavorable outcome, amounts payable (net of potential recoveries) will not have a material adverse impact on the Company's annual consolidated results of operations or financial condition.

Environmental Matters

         The Company is subject to regulation under federal, state, local, and provincial laws and regulations governing pollution and protection of human health and the environment, including air emissions, water discharges, management and clean-up of solid and hazardous substances, and wastes. In connection therewith, the Company has been identified as a Potentially Responsible Party ("PRP") for hazardous waste in connection with the Four County Landfill Superfund proceeding in Rochester, Indiana, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CECLA" or "Superfund"). In management's opinion, based on the proceeding and investigations to date and the amount of wastes sent by the Company to the Four County Landfill, the costs associated with the cleanup at this site will not have a material effect on the Company's financial condition or results of operations.

         The Company is currently conducting remedial activities as part of the State of Illinois' Voluntary Cleanup Program at its former Olney, Illinois manufacturing facility. This site contains approximately 3,000 barrels of paint waste and solvents which were buried between 1974 and 1978, in addition to, disposal pits and settling basins. In connection with the Second Brunswick transaction, the Company established an accrual of $16.4 million, on an undiscounted basis, related to the Olney location. The accrual is based on remediation studies performed by its environmental engineering firm, Environmental Science & Engineering, Inc. ("ESE").

         The Company is working with the Alabama Department of Environmental Management ("ADEM") with respect to an inactive chrome plating tank at its Opelika facility. The Company has submitted a Risk-Based Closure Report seeking a Clean Closure Equivalency Determination with respect to the chrome tank area, which would, if granted, avoid further corrective action near the chrome tank area and additional long-term groundwater monitoring. In addition, in connection with the Resource Conservation and Recovery Act ("RCRA") facility assessment, the EPA identified 45 solid-waste management units and one area for further study at the Opelika facility. The Company has accrued $3.6 million on an undiscounted basis for future studies and cleanup efforts related to such sites.

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

 (13)  BENEFIT PLANS

         The Company maintains three Employee Stock Ownership Plans (the "Plans" or "ESOP") for union and non-union employees. Each ESOP incorporates salary deferral and employer matching contribution features ("401(k)"). The Company makes basic contributions to the Plans in amounts necessary to pay any maturing obligations under any outstanding ESOP loans. The ESOP had no maturity obligations at December 31, 1996. Additionally, the Company periodically makes discretionary contributions of shares of its common stock or cash for the benefit of eligible employees.

         The Company sponsors a 401(k) savings plan under which eligible U.S. employees may choose to save up to 15% of their salary income on a pre-tax basis, subject to certain Internal Revenue Service ("IRS") limits. The Company matches 4% of employee contributions with Company common stock up to a maximum of 1% of net income. The shares for this purpose are provided principally by the Company's ESOP, supplemented as needed by newly issued shares. The Company makes annual contributions to the ESOP. The ESOP shares were initially purchased with a loan from the Company and subsequently pledged as collateral for the loan. As the debt is repaid over a 10 year period, shares are released from collateral and allocated to participating employees. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the unearned shares are reported as deferred compensation in the Consolidated Balance Sheet. As shares are earned, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.

         Compensation expense for the 401(k) match and the ESOP is estimated to be $700,000 for 1996 and was $696,000 in 1995. The ESOP shares as of December 31, 1996 and 1995 were as follows:


(in thousands, except share amounts)                Year Ended December 31,

                                                   --------------------------
                                                      1996            1995
                                                   ----------      ----------
Allocated shares                                    1,509,448       2,081,651
Shares released for allocation                         69,412          69,412
Unreleased shares                                     555,295         624,706
                                                   ----------      ----------
          Total ESOP shares                         2,134,155       2,775,769

Total value of ESOP shares                         $    2,667      $    6,606
                                                   ==========      ==========


         The Company has received favorable tax qualification determination letters from the IRS on all three of its Plans.

         The Company also maintains three qualified defined benefit plans on a curtailed basis. Net periodic pension income for the years ended December 31, 1996 and 1995 consisted of the following:

(in thousands)                                       Year Ended December 31,
                                                     -----------------------
                                                       1996             1995
                                                     ------            -----
Interest costs on projected benefit obligations      $  460            $ 477
Actual return on plan assets                           (587)            (545)
Net amortization and deferral                            19               55
                                                     ------            -----
          Net periodic pension income                $ (108)           $ (13)
                                                     ======            =====

         The following table sets forth the funded status at December 31, 1996 and 1995 of the pension plans and amounts recognized in the Company's consolidated financial statements as of December 31, 1996 and 1995:


(in thousands)                                          As of December 31,
                                                   ------------------------
                                                      1996           1995
                                                   ---------      ---------
Actuarial present value of:

    Accumulated benefit obligation, including
    vested benefits of $7,376 and $7,389,
    respectively                                     $ 7,376        $ 7,389
                                                     =======        =======
Projected benefit obligation                         $ 7,376        $ 7,389
Plan assets at fair value                              7,580          7,175
                                                     -------        -------
Plan assets in excess of/(less than) projected       $   204        $  (214)
    benefit obligation
Unrecognized net experience loss                         802            909
Minimum pension liability                               (726)          (709)
                                                     =======        =======
          Prepaid (accrued) pension cost             $   280        $   (14)
                                                     =======        =======

         The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 6.5% both in 1996 and 1995. The expected long-term rate of return on assets was 8.5% in both 1996 and 1995. No rate of increase in future compensation levels is considered since the plans are frozen.

         Plan assets are invested in a collective guaranteed investment contract fund, a collective equity investment fund and temporary investments (See Note 21 "Subsequent Events-Termination of Benefits Plans").

         The Company acquired the Actava Group Inc. Sports Group Profit Sharing Plan ("Actava Plan") and the Diversified Products Corporation Profit Sharing/401(k) Plan ("DP Plan") with the 1994 acquisition of the Sports Subsidiaries. The Actava Plan is a defined contribution plan for the employees of Nelson/Weather-Rite and Willow whose plan assets are invested in money market funds, bond funds and U.S. Treasury Bills. The DP Plan is a defined contribution plan for the employees of DP whose plan assets are primarily invested in a guaranteed interest contract. Both plans were inactive during 1996 and 1995.

(14)  RELATED-PARTY TRANSACTIONS

         In December 1996, the Company completed a number of transactions involving its subsidiaries and an officer. The Company contributed $15.0 million to the capital of RDM Holdings, Inc. (f/k/a/ Roadmaster Corporation) ("RDMHI"), a wholly-owned subsidiary of the Company, by means of promissory notes that it received as dividends from Willow and Hutch, wholly-owned subsidiaries of the Company. In addition, the Company contributed $5.0 million to the capital of Diversified Products Corporation ("DP"), a wholly-owned subsidiary of the Company, by means of a promissory note that it received from RDMHI. DP and RDMHI used these notes to purchase 28 and 83 shares, respectively, of Class B Common Stock of RDM Environmental Remediation Management ("RDMERM"), another wholly-owned subsidiary of the Company. As part of the sale of its stock to DP and RDMHI, RDMERM assumed up to a maximum of $20 million of possible environmental clean-up costs and expenses at the Olney, Illinois and Opelika, Alabama facilities. DP and RDMHI remain liable for these possible environmental clean-up costs if RDMERM is unable to satisfy these obligations. DP and RDMHI subsequently sold, at a price of $72.07 per share, the shares of Class B Common stock of RDMERM to the Vice President/Chief Legal Counsel. Such officer agreed that upon complete satisfaction of the Company's environmental clean-up liabilities, or at the option of the person or RDMERM, the shares of Class B Common Stock could be put back to or be called by RDMERM under the specified terms of the stock. The redemption value of the RDMERM Class B Common shares held by that person would be the Net Worth per share of RDMERM, but in no event shall the redemption value exceed $2,500 per share. As a general matter, the value of this RDMERM stock will be dependent upon the ability of RDMERM, which has no other significant business or assets, to satisfy the Company's existing environmental liabilities for less than $20 million, which was within approximate range of the estimated 1996 environmental liabilities for the above mentioned subsidiaries. Consequently, the holders of this RDMERM stock have a direct incentive to minimize costs of satisfying the environmental liabilities.

         On October 7, 1993, the Company entered into a distribution agreement with MacGregor Sports Products, Inc. ("MSP"), a wholly-owned subsidiary of MacGregor Sports and Fitness, Inc. ("MacGregor"), a publicly-held company engaged in the business of marketing and distributing a broad range of sports, recreational and fitness products under the MacGregor trademark. The Company became the exclusive worldwide distributor of MacGregor' brand baseball, softball, basketball, football, soccer, hockey, volleyball, racquet sports, and other products. In September 1996, the Company purchased the exclusive rights to use the MacGregor name for all sports products excluding: apparel, shoes, balls sold to institutions, bags, and various other small items. Henry Fong, who formerly served as the Company's Chairman of the Board, Chief Executive Officer and as a director, is serving or has served as a director of MacGregor.

         Equitex is a holder of approximately 10.3% of the outstanding Common Stock of the Company. Mr. Fong, the CEO of Equitex, also was the Chairman of the Board, CEO and a director of the Company at December 31, 1996. Equitex earned management fees in 1996, 1995, and 1994 of $0, $144,000, and $144,000, respectively.

(15)  COMMON STOCK

         During 1994, the Company issued warrants to purchase up to a total of 1,297,320 shares of the Company's Common Stock at prices ranging from $3.63 to $4.06 per share. In addition, warrants to purchase 2,496,371 shares were issued with an exercise price of the fair market value of the Company's Common Stock at the date of exercise.

         During 1995, the Company issued warrants to purchase up to a total of 1,573,950 shares of the Company's Common Stock at prices ranging from $2.56 to $4.00 per share. In addition, warrants to purchase 90,000 shares were issued with an exercise price of the fair market value of the Company's Common Stock at the date of exercise.

         During 1996, the Company issued warrants to purchase up to a total of 500,000 shares of the Company's Common Stock at a price of $1.50 per share.

         Stock option and warrant transactions are summarized below for the three year period ended December 31, 1996:

                                                          Number         Exercise
                                                         of Shares      Price Range
                                                        ------------   -------------
Options and warrants:
  Options and warrants outstanding at January 1, 1994     7,210,913    $1.33 - $6.60
  Granted                                                 1,297,320    $3.63 - $4.06


  Exercised                                              (2,496,371)   $1.33 - $1.50
  Canceled                                                 (401,434)   $1.33 - $1.50
  Forfeitures                                              (132,000)   $1.33 - $1.50
  Options and warrants outstanding at December 31,        5,478,428    $1.33 - $6.60
1994
  Granted                                                 1,573,950    $2.56 - $4.00

  Exercised                                                 (90,000)   $        1.33
  Forfeitures                                              (104,000)   $1.33 - $4.00
                                                        -----------    -------------
  Options and warrants outstanding at December 31,        6,858,378    $1.33 - $6.60
1995
  Granted                                                   500,000    $        1.50
  Canceled                                                  (30,000)   $        4.06
  Forfeitures                                              (210,375)   $1.48 - $4.00
                                                        -----------    -------------
  Options and warrants outstanding at December 31,        7,118,003    $1.33 - $6.60
1996                                                    ===========    =============


         As of December 31, 1996, the Company had a total of 7,118,003 shares of Common Stock reserved for issuance upon exercise of warrants ($1.33-$6.60 exercise price per share).

(16)  EARNINGS PER COMMON SHARE

         In 1996 and 1995, primary and fully diluted earnings per common share were based on the weighted average number of common shares outstanding during the year.

         In 1994, primary earnings per common share were based on the weighted average number of common shares outstanding during the year and common stock equivalent shares assumed to be exercised with the proceeds used to repurchase common shares at the average market price for the year.

         In 1994, fully diluted earnings per common share further assumed that the proceeds of common equivalent shares were used to repurchase common shares as of the beginning of the year, at the higher of the market price at the close of the period or the average market price for the year, to reflect maximum potential dilution.

(17)  ACQUISITIONS

TQ ACQUISITION

         On March 31, 1996, the Company purchased the remaining 75 shares of common stock of TQ, Inc. ("TQ"), a company in which the Company had a 25% ownership interest at December 31, 1995, making the Company the sole owner of TQ. TQ is a manufacturer of gift sets, sports clothing, and sports equipment almost entirely for the Company's Hutch subsidiary. The purchase price of $250,000 exceeded the fair value of the net assets acquired by $1.3 million. The excess is recorded as goodwill in the accompanying Consolidated Balance Sheet and is amortized over a life of 40 years. Final purchase price allocations/adjustments are expected to be made in 1997.

ACQUISITION OF MZH

         In April 1995, the Company finalized the acquisition of certain assets and the business of MZH, a manufacturer and marketer of sleeping bags. MZH had revenues of approximately $28 million in 1994. The purchase price included $21.5 million in cash, 400,000 shares of the Company's common stock valued at $1.5 million and the assumption of certain liabilities. MZH was sold during 1996, along with the assets of Nelson/Weather-Rite (see Note 1 "Background").

         In connection with the acquisition, the Company granted a price guarantee for the 400,000 shares issued. The seller was guaranteed a price of $3.75 per share by the Company. In the event the seller sold the shares at a price below $3.75, the Company was required to pay the seller the difference between the price received and $3.75 per share. In 1996, the Company paid $225,000 to the seller of MZH under the price guarantee for the shares issued. The payment resulted in a decrease to additional paid-in-capital.

ACQUISITION OF FORSTER

         In March 1995, Hutch acquired the sporting goods division of Forster Manufacturing Company for $7.4 million in cash. The product categories acquired include various backyard and lawn games, including croquet, bocce ball and volleyball.

         The proforma effect of the 1995 acquisitions on the 1995 financial statements was not material.

ACQUISITION OF THE SPORTS SUBSIDIARIES

         On December 6, 1994, the Company exchanged with Actava all of the issued and outstanding capital shares of DP, Hutch, Nelson/Weather-Rite, and Willow, wholly-owned subsidiaries of Actava, for an aggregate 19,169,000 shares of the Company's Common Stock, par value $0.01 per share, valued at $76.7 million.

         Such acquisition has been accounted for as a purchase, and the net assets and results of operations are included in the Company's Consolidated Financial Statements beginning December 7, 1994. The purchase price has been allocated to the assets and liabilities of the Sports Subsidiaries based on their estimated fair values. The purchase price and expenses associated with the acquisition exceeded the fair value of net assets by $71.0 million.

These amounts were initially included in goodwill and other intangible assets and were subsequently written off in accordance with SFAS No. 121.

         The assets of Nelson/Weather-Rite, along with assets acquired from MZH, were sold to Brunswick during 1996 (see Note 1 "Background").

ACQUISITION OF AMERICAN PLAYWORLD

         In February 1994, the Company acquired the assets and business of American Playworld. American Playworld was a manufacturer of trampolines distributing mainly to mass merchants and had revenues of approximately $17.0 million in 1993. The purchase price included $7.0 million in cash, 606,061 shares of the Company's Common Stock valued at $2.5 million, and the assumption of certain trade payables. y In connection with the acquisition, the Company granted a price guarantee for the 606,061 shares issued. The seller was guaranteed a price of $4.125 per share by the Company. In the event the seller sold the shares at a price below $4.125, the Company was required to pay the seller the difference between the price received and $4.125 per share. In 1996, the Company paid $1.6 million to the seller of American Playworld under the price guarantee for the shares issued. The payment resulted in a decrease to additional paid-in-capital.

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

         The following unaudited pro forma information combines the consolidated results of operations of the Company, Flexible Flyer, American Playworld and the Sports Subsidiaries as if the acquisitions had occurred on January 1 of the respective years, after giving effect to amortization of goodwill and non-competition agreements and increased interest expense at approximately 8% on average borrowings to finance the acquisition. The pro forma results of operations exclude salary expense for the terminated salary employees not rehired by the Company, as provided for in the Flexible Flyer Acquisition Agreement, and direct costs associated with assets not purchased or liabilities not assumed as provided by the Flexible Flyer Acquisition Agreement. The pro forma information is not necessarily indicative of the results of operations which would have actually been obtained during such periods.

(in thousands except per share data)              Unaudited
                                            As of December 31,
                                                    1994
                                            ------------------
Net sales                                          $759,373
Income before taxes                                   4,437
Net income                                            2,795
                                                   ========
Earnings per share
                                                   $   0.06
Primary                                            ========

(18)  STOCK-BASED COMPENSATION PLANS


         The Company has established five stock option/warrant plans: the April 1992 Directors Stock Purchase Plan ("April 1992 Plan"); the July 1992 Stock Purchase Plan ("July 1992 Plan"); the November 1992 Stock Purchase Plan ("November 1992 Plan"); the Key Employee Stock Incentive Program ("KESIP Plan"); and the 1994 Directors' Stock Option Plan for Non-Employee Directors ("1994 Plan"). The April 1992 Plan, July 1992 Plan, and November 1992 Plan provide for directors, non-director officers, and key employees warrants to purchase shares of Common Stock. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for stock options awarded under these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

(in thousands except per share data)

                                              1996         1995
                                              -----        -----
Net Income (Loss):

   As Reported                                $ 775     $(51,004)
   Pro Forma                                    746      (51,004)
Primary Earnings Per Share:

   As Reported                                $0.02     $  (1.04)
   Pro Forma                                   0.02        (1.04)
Fully Diluted Earnings Per Share:

   As Reported                                $0.02     $  (1.04)
   Pro Forma                                   0.02        (1.04)


         Because the FASB Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         The Company may grant options/warrants for up to 9,260,800 shares under the various stock option plans as of December 31, 1996. The Company has granted options/warrants on 7,265,550 shares through December 31, 1996. Under the various stock option plans, the optionee may purchase shares of Common Stock at fair market value on the date of grant. The April 1992 Plan options vest immediately on the date of grant and expire after July 6, 1999. The options granted under the July 1992 Plan and November 1992 Plan vest after four years and expire on July 6, 1999 and November 2, 1999, respectively. Under the KESIP Plan, options vest over four years and expire after ten years. The 1994 Plan options vest immediately and expire after ten years.

         A summary of the status of the Company's stock option plans at December 31, 1996, 1995, and 1994 and changes during the years then ended is presented in the table and narrative below:



                                           1996                       1995                       1994
                                -------------------------- -------------------------- ---------------------------
                                   Shares        Weighted       Shares        Weighted       Shares        Weighted
                                   (000s)       Avg. Price      (000s)       Avg. Price      (000s)       Avg. Price

                                ------------- -------------- ------------- -------------- ------------- --------------

 Outstanding at beginning
    of year                        4,244        $2.51            4,438        $   2.50         3,822       $ 1.38
  Granted                            500         1.50               --           --            1,930         3.98
  Exercised                           --           --               90            1.33         1,152         1.41
  Forfeited                          240         3.16              104            3.30           132         1.40
  Expired                             --           --               --           --               30         1.46
                                   -----        -----            -----        --------        ------       ------
Outstanding at end of year         4,504        $2.36            4,244        $   2.51         4,438       $ 2.50
Exercisable at end of year         3,438        $2.19            2,949        $   2.11         2,447       $ 1.91
Weighted average fair value
    of options granted                                                        $   1.18                     $   --



         2,890,253 of the 4,503,628 options outstanding at December 31, 1996, have exercise prices between $1.33 and $1.50 per share, with a weighted average exercise price of $1.39 and a weighted average remaining life of 4.43 years. 2,350,920 of these options are exercisable; their weighted average exercise price is $1.37. The remaining 1,694,375 options have exercise prices between $3.00 and $4.06 per share, with a weighted average price of $3.98 and a weighted average remaining contractual life of 6.07 years. 1,086,625 of these options are exercisable; their weighted average exercise price is $3.97.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the single grant in 1996: risk free interest rate of 6.53 percent; expected dividend yield of 0.00%; expected life of 10.0 years; and expected volatility of 64.37%.

(19)  RESTRUCTURING CHARGE

         In December 1995, the Company recorded a restructuring charge of $7.5 million, primarily related to the closure of its Tyler, Texas manufacturing facility and the downsizing of its European distribution operations. The operations of the Tyler facility were integrated with the Company's Opelika, Alabama manufacturing operations enabling the Company to reduce fixed costs and increase utilization and efficiency of existing manufacturing facilities. The components of the restructuring charge include $1.4 million for employee severance, $3.9 million to cover lease obligations for facilities which will no longer be needed and $2.2 million for the maintenance, security and other facility related carrying costs. Total cash expenditures of $7.5 million are included in this charge. All employees were notified of this restructuring by December 31, 1995. In connection with the closure of the Tyler, Texas manufacturing facility, an additional $4.3 million was provided for in the third quarter of 1996. This charge related primarily to the non-cash write-off of tooling associated with the production process at the Tyler facility. As of December 31, 1996, the restructuring reserve of $2.2 million relates primarily to the Tyler, Texas facility lease obligations.

 (20)  QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share data)                                1996 Quarter Ended
                                         -------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
                                         December 31          September 28            June 30             April 1
                                         -----------          ------------            -------             -------

Net sales                                 $ 62,448             $ 70,483              $ 104,338            $129,414
Gross profit                               (11,087)             (14,816)                10,963              16,222
Net earnings (loss) before extraordinary
   item                                        363(1)             4,646(2)              (5,133)              4,630
Extraordinary item                              --               (3,731)                    --                  --
                                          ---------------------------------------------------------------------------
Net earnings (loss)                            363                  915                 (5,133)              4,630
Per Common Share -
   Net earnings (loss) before
extraordinary
       item                               $   0.01             $   0.09              $   (0.10)           $   0.09
   Extraordinary item                           --                (0.07)                    --                  --
                                          ---------------------------------------------------------------------------
             Net earnings (loss)          $   0.01             $   0.02              $   (0.10)           $   0.09



(in thousands, except per share data)                                    1995 Quarter Ended
                                         -----------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
                                         December 31           September 30           July 1              April 1
                                         -----------           ------------           ------              -------

Net sales                                  $207,395             $175,221             $172,713             $175,546
Gross profit                                 18,496               24,376               19,778               23,957
Net (loss) earnings                         (41,745)(3)           (2,203)              (5,579)              (1,477)
Per Common Share -
             Net (loss) earnings           $  (0.85)            $  (0.04)            $  (0.11)            $  (0.03)




1. This loss includes costs associated with the impairment loss.
2. This loss includes costs associated with the restructuring costs.
3. This loss includes costs associated with the impairment loss and restructuring costs.

(21)  SUBSEQUENT EVENTS

Debt Refinancing

         On June 20, 1997 (the "Closing Date"), the Company entered into a new $100 million revolving and term credit facility (the "New Loan Facility") pursuant to a Loan and Security Agreement (the "Loan Agreement") between the Company's borrowing subsidiaries and certain financial institutions. Borrowers under the New Loan Facility are the Company's operating subsidiaries and the first tier holding company subsidiary for the operating subsidiaries. The New Loan Facility replaced the Bank Credit Agreement which was repaid in full plus $500,000 in prepayment fees. Borrowings under the New Loan Facility are guaranteed by the Company and are secured by substantially all of the assets of the Company and all of its subsidiaries. In addition, the New Loan Facility is guaranteed by a letter of credit in the amount of $15 million in favor of the lenders there under (the "Lenders"), which letter of credit was obtained by the Metromedia Company, an affiliate of Metromedia International Group,

Inc. ("MIG"), the Company's largest stockholder. Such Letter of Credit cannot be drawn until five days after a payment default under the New Loan Facility and fifteen days after a non-payment default. Metromedia is also entitled to receive copies of all notices required under the Loan Agreement.

         The New Loan Facility provides up to a $75 million revolving credit facility and two term loan tranches aggregating $25 million. The New Loan Facility has a four year term. Borrowings under the revolving credit portion of the New Loan Facility are based on eligible inventory and receivables. Borrowings and other obligations under the New Loan Facility bear interest at a per annum interest rate equal to the base rate of the reference financial institution (the "Reference Rate") plus one percent (1%) except $10 million of the term loans ("Tranche A") bears interest at the Reference Rate plus 1.5%. The rate for borrowings under the revolving credit facility is subject to decrease to 0.5% above the Reference Rate based on the achievement of certain pricing benchmarks and is subject to increase by 4% in the event borrowings against inventories exceed certain levels under specified circumstances. All borrowings are subject to an interest rate increase of 4% upon the occurrence and during the continuance of an Event of Default as defined in the Loan Agreement. The Reference Rate as of the date of the Loan Agreement was 8.5% per annum.

         The Loan Agreement also provides for a $750,000 closing fee, plus an unused line fee equal to 0.25% of the average unused portion of the maximum revolving amount (i.e. $75 million), plus an annual facility fee equal to .50% of the total initial facility (i.e. $100 million). Additional fees and expenses are payable to the agent for the Lenders. In consideration of providing the letter of credit, the affiliate of MIG was granted 3 million warrants to purchase Common Stock of the Company at an exercise price of $.50 per share. The Warrants have a ten year term and are exercisable beginning ninety (90) days from the Closing Date. Prepayment fees on the Bank Credit Agreement, origination fees on the New Loan Facility, brokerage, and other closing costs incurred by the Company in connection with the New Loan Facility aggregated approximately $2.7 million, the majority of which were paid on the Closing Date.

         The Loan Agreement contains numerous financial and non-financial covenants, including limitations on the incurrence of additional indebtedness, limitations on the incurrence of liens, limitations on capital expenditures, limitations on the sale of assets, maintenance of specified ratios of current assets to current liabilities, total liabilities to tangible net worth and minimum tangible net worth, all as defined in the Loan Agreement. The Loan Agreement also contains provisions requiring additional payments to the Lenders in the event of the early termination of the Loan Agreement.

Resignation of Chairman of the Board and Chief Executive Officer

         Henry Fong resigned from all his positions with the Company and its subsidiaries, including as Chief Executive Officer and a director of the Company, on June 20, 1997. Mr. Fong's employment agreement was subject to automatic renewal for additional one year terms unless terminated by either Mr. Fong or the Company upon thirty days written notice prior to the end of the initial or successive terms. The Company and Mr. Fong have entered into discussions with respect to the amount owed to Mr. Fong in settlement of all amounts owed to him under his employment agreement or otherwise. In the event the Company and Mr. Fong cannot agree on such amount within sixty (60) days of Mr. Fong's resignation, each party will be able to assert any and all rights under the Employment Agreement which they may have had at such time as if such resignation had not occurred.

         Finally, Mr. Fong's Employment Agreement provided that it could be terminated without cause while the Company was not profitable, in such event the Company would have been obligated to continue to pay Mr. Fong his compensation payable under his Employment Agreement during the remainder of its then current term. There are no amounts reflected in the financial statements at December 31, 1996, relative to the amounts owed to Mr. Fong, if any, under the Employment Agreement.

Termination of Benefit Plans

         During 1997, the Company made a determination, subject to approval of its Board of Directors, to terminate the three qualified benefit plans (See Note 13 "Benefit Plans"). The Company estimates that there will be no impact on pension expense related to these terminations. The Company is also in the process of terminating the Actava Plan and the DP Plan.

(22)  NEW ACCOUNTING PRONOUNCEMENT

         In February 1997, the FASB issued SFAS No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 is effective for financial statements for periods ending after December 15, 1997. The Company will adopt this statement and reflect its disclosures in the Company's 1997 financial statements. SFAS 128 requires dual presentation of basic and diluted earnings per share, as defined. This statement requires that prior period earnings per share data be restated. As a result, earnings per share as of December 31, 1996, 1995 and 1994 would reflect basic and diluted earnings (loss) per share of $0.02, ($1.04) and $0.17, respectively.

                                                                   SCHEDULE II

                     RDM SPORTS GROUP, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (in thousands)

                                                                       Additions

                                                                 --------------------------
                                            Balance at        Charged to      Charged to                         Balance
                                            Beginning         Costs and         Other                            End of
                                            of Period         Expenses         Accounts        Deductions        Period
                                            ---------         ----------       ---------       ----------        -------
Allowance for doubtful receivables-
Year Ended-
         December 31, 1996                  $1,389            $4,749          $   --           $(2,887)(1)         $3,251
         December 31, 1995                   1,744               689           2,339            (3,383)            $1,389
         December 31, 1994                     411                82           1,300(2)            (49)(3)         $1,744

Valuation Allowance for deferred
tax assets-
Year Ended-
         December 31, 1996                  $3,579            $   --          $   --           $    --             $3,579
         December 31, 1995                   4,152                --              --              (573)            $3,579
         December 31, 1994                      --                --           4,296(2)           (144)            $4,152


Notes:   (1)      $754 of total deductions represents amounts sold in
                  conjunction with the First and Second Brunswick
                  Transactions.
         (2)      Represents amounts assumed through the acquisition of the
                  Sports Subsidiaries.
         (3)      Represents amounts charged off as uncollectible.

INDEX TO EXHIBITS

 Exhibit

Number                              Exhibit Description
------                              -------------------
   10.75    Employment Agreement for James L. Marden dated November 1, 1996
   10.76    Amendment No. 1 to Employment Agreement for James L. Marden dated June 12, 1997
   10.77    Loan and Security Agreement dated as of June 20, 1997 among RDM Holdings, Inc., Sports
            Group, Inc., International Sports and Fitness, Inc., Diversified
            Products Corporation, Willow Hosiery Company, Inc., Hutch Sports USA
            Inc., and Diversified Trucking Corp., as Borrowers, the Financial
            Institutions named therein and Foothill Capital Corporation, as agent
   10.78    Warrant Agreement dated June 20, 1997 from RDM Sports Group, Inc. to Metromedia Company
   11.1     Statement of Computation of Per Share Earnings
   18.1     Preferability Letter
   21.1     List of Registrant's subsidiaries
   23.1     Consent of Arthur Andersen LLP
   27.1     Financial Data Schedule (for SEC use only)
