Form 10-Q
period 1997-03-29
RDM SPORTS GROUP INC
filed 1997-07-03
CIK 818350

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended MARCH 29, 1997


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES ACT OF 1934

For the transition period from        to
                               ------    ------

Commission file number 0-16482
                       -------

                             RDM SPORTS GROUP, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

      Delaware                                       84-1065239
      --------                                       ----------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


             Suite 5,267 Highway 74 North, Peachtree City, Georgia 30269
             -----------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                  (404)586-9000
                                  -------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X   No ___
                                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, net of treasury stock, as of the latest practicable date.

            Class                                 Outstanding at June 20, 1997
  ---------------------------                     ----------------------------
  Common Stock $.01 par value                          49,507,167 shares

                          PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS
                     RDM SPORTS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             March 29,    December 31,
                                                               1997          1996
                                                            ---------   ------------
                                                           (unaudited)
                                     ASSETS
Current Assets:
                             Cash and cash equivalents       $  5,790   $ 32,141
   Cash in escrow                                               8,855      2,615
   Accounts and notes receivable, net                          59,460     59,835
   Inventories                                                 64,057     70,550
   Prepaid expenses and other assets                            3,939      2,189
   Deferred income taxes                                       11,985     11,987
                                                             --------   --------
      Total current assets                                    154,086    179,317


Property, plant and equipment:                                 57,272     56,823
   Less-Accumulated depreciation and amortization              15,161     14,130
                                                             --------   --------
      Net property, plant and equipment                        42,111     42,693


Deferred income taxes                                          18,297     18,297
Cash in escrow                                                 10,158     10,158
Deferred financing and acquisition charges                     16,072     16,554
Goodwill and other intangible assets, net                      20,825     20,929
Long-term trade receivables                                       480        509
Other assets                                                    4,765      4,755
                                                             --------   --------

Total assets                                                 $266,794   $293,212
                                                             ========   ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Revolving lines of credit                                 $ 64,942   $ 74,906
   Current portion of long-term debt                              453        558
   Current portion of long-term liabilities                       503        486
   Accounts payable                                            49,059     46,552
   Accrued expenses                                            31,166     41,098
                                                             --------   --------
      Total current liabilities                               146,123    163,600


Long-term Liabilities:
   Deferred income taxes                                           --         --
   Long-term debt                                              55,542     55,339
   Other long-term liabilities                                  1,014      1,035
   Environmental liabilities                                   20,008     19,998
                                                             --------   --------
      Total Long-term Liabilities                              76,564     76,372

Stockholders' Equity:
   Preferred stock                                                 --         --


                     RDM SPORTS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - Continued
                                 (IN THOUSANDS)


   Common stock                                                   537        537
   Additional paid-in capital                                 100,983    100,983
   Retained (loss) earnings                                   (44,287)   (35,154)
   Deferred compensation                                       (2,216)    (2,216)
   Net unrealized (loss) gain on equity securities               (347)      (347)
                                                             --------   --------
                                                               54,670     63,803
   Treasury stock, at cost                                    (10,563)   (10,563)
     Total stockholders' equity                              --------   --------
                                                               44,107     53,240
                                                             --------   --------

   Total liabilities and stocholders' equity                 $266,794   $293,212
                                                             ========   ========

                            See accompanying notes.

                   RDM SPORTS GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        THREE MONTHS ENDED
                                                                 MARCH 29, 1997    MARCH 30, 1996
                                                                 --------------    --------------
                                                                   (unaudited)       (unaudited)

                                Net sales                           $  55,518         $ 129,414
                            Cost of sales                              51,971           113,192
                                                                    ---------         ---------

                             Gross profit                               3,547            16,222

                     Selling, general and
                  administrative expenses                               8,663            16,417

               Other income/expense, net:
                         Interest expense                               3,568             7,963
               Gain on sale of subsidiary                                  --           (20,151)
                               Other, net                                 492               700
                                                                    ---------         ---------
                                                                        4,060           (11,488)
                                                                    ---------         ---------

(Loss) earnings before income tax expense                              (9,176)           11,293

                       Income tax expense                                  64             6,663
                                                                    ---------         ---------

                      Net (loss) earnings                           $  (9,240)        $   4,630
                                                                    =========         =========

        (Loss) earnings per common share:

                                  Primary                           $   (0.19)        $    0.09
                                                                    =========         =========
                            Fully diluted                           $   (0.19)        $    0.09
                                                                    =========         =========

           Weighted average common shares

             outstanding and common stock

                             equivalents:

                                  Primary                              48,969            50,139
                                                                    =========         =========
                            Fully diluted                              48,969            63,075
                                                                    =========         =========


See accompanying notes.

                   RDM SPORTS GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                      THREE MONTHS ENDED
                                                                                    MARCH 29,     MARCH 30,
                                                                                       1997         1996
                                                                                  ------------------------
                                                                                         (unaudited)

 Cash flows from operating activities:

        Net (loss) earnings                                                        $  (9,240)   $   4,630

        Adjustments to reconcile net (loss) earnings to net cash
          (used in) provided for operating activities:
                Depreciation and amortization                                          2,141        4,196
                Amortization of deferred compensation                                     --          215
                Gain on sale of marketable securities                                     --         (403)
                Loss on sale of property, plant and equipment                              9          182
                Gain on sale of subsidiary                                                --      (20,151)
                Change in assets and liabilities:
                        Accounts receivable                                              362       60,737
                        Inventories                                                    6,493      (16,272)
                        Prepaid expenses and other assets                             (1,750)      (3,743)
                        Cash in escrow                                                (6,240)     (13,686)
                        Other assets                                                      82         (430)
                        Accounts payable                                               2,508      (12,869)
                        Accrued expenses                                              (9,932)      (6,134)
                        Long-term liabilities                                            (12)        (159)
                        Income taxes                                                      --        6,435
                        Deferred income taxes                                              2         (158)
                                                                                   ----------------------
                Net cash (used in) provided for operating activities                 (15,577)       2,390
                                                                                   ----------------------
 Cash flows from investing activities:
        Additions to property, plant and equipment                                      (777)      (2,072)
        Acquisitions                                                                      --         (364)
        Proceeds from sale of marketable securities                                       --        1,146
        Purchase of marketable securities                                               (169)          --
        Proceeds from sale of property, plant and equipment                               41           79
        Proceeds from sale of subsidiary                                                  --      120,000
                                                                                   ----------------------
                Net cash (used in) provided for investing activities                    (905)     118,789
                                                                                   ----------------------

 Cash flows from financing activities:
        Net change in revolving lines of credit                                       (9,964)    (125,324)
        Principal payments of long-term debt                                            (113)        (352)
        Debt refinancing cost incurred                                                  (129)         (93)
        Cumulative translation adjustments                                               108         (260)
        Proceeds from issuance of long-term debt                                         228           --
                                                                                   ----------------------
                Net cash used in financing activities                                 (9,870)    (126,029)
                                                                                   ----------------------
 Net decrease in cash and cash equivalents                                           (26,351)      (4,850)

 Cash and cash equivalents, beginning of period                                       32,141        8,417
                                                                                   ----------------------
 Cash and cash equivalents, end of period                                          $   5,790    $   3,567
                                                                                   ======================

See accompanying notes.

                   RDM SPORTS GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

        The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the most recent annual audited financial statements of the Company. In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of March 29, 1997, and the results of operations and its cash flows for the three months then ended. Such adjustments were of a normal recurring nature.

        The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, the results of operations for the three months ended March 29, 1997 and March 30, 1996 are not necessarily indicative of the results which may be expected for the full year.

        For comparative purposes the quarter ending March 29, 1997 is consistent with the same period ending March 30, 1996. The Company prepares its financial statements on thirteen (13) week quarters comprised of two four-week periods and one five-week period.

2. LIQUIDITY

        Historically, the Company's working capital has been obtained primarily from revolving lines of credit from banks and internally generated funds. The seasonal nature of the Company's sales imposes fluctuating demands on its cash flow, due to the temporary buildup of inventories in anticipation of, and receivables subsequent to, the peak seasonal period, which historically has occurred around November of each year. On a consolidated basis, the Company used $15.6 million of cash for operating purposes in the first quarter of 1997. In contrast, on a consolidated basis, during 1996, the Company's operations used cash of approximately $29.3 million.

        The Company had operating losses of $5.1 million in the first quarter of 1997 compared to $195,000 in the first quarter of 1996. In contrast, the Company had operating losses of $69.8 million, and $37.2 million for the years ended December 31, 1996 and 1995, respectively. The Company's consolidated cash, cash equivalents and cash in escrow pursuant to various contractual obligations at March 29, 1997 was $24.8 million, of which funds $19.8 million was restricted as to use. In contrast, the Company's consolidated cash, cash equivalents and cash in escrow pursuant to various contractual obligations balance at December 31, 1996 was $44.9 million, of which funds $12.8 million was restricted as to use. In the first quarter of 1997, the Company was not in compliance with various financial covenants under its Bank Credit Agreement until the termination of such agreement in connection with the execution of the New Loan Facility (as defined below). The Company previously had obtained waivers from the lenders in 1995 and amended its then existing revolving line of credit agreement in 1995 and in the first quarter of 1996. The Company was not in compliance with various financial covenants under its Bank Credit Agreement as of March 29, 1997 and December 31, 1996. At no time was the Company in default with respect to the payment of indebtedness under the Bank Credit Agreement or the predecessor agreements thereto as in effect in 1995 and 1996. In connection with the Second Brunswick Transaction, on September 6, 1996, the Company had terminated its then existing bank credit facility and entered into a new bank credit agreement (the "Bank Credit Agreement"). The Bank Credit Agreement was for a three year term, maturing September 1999, and provided for borrowings up to $130.0 million based on certain inventories and accounts receivable. Interest was calculated at the Agent's referenced rate (generally the "prime rate") plus 1.25% and included a LIBOR rate option which equaled LIBOR plus 1.25%. The monthly unused facility fee was .25% on the available unused portion of the facility provided by the Bank Credit Agreement. At December

31, 1996, the Company had outstanding borrowings of $74.9 million under the Bank Credit Agreement and, as noted above, was not in compliance with various financial covenants contained therein.

        On June 20, 1997, the Company entered into a new $100 million revolving and term credit facility pursuant to a Loan and Security Agreement (the "Loan Agreement") between the Company's borrowing subsidiaries and certain financial institutions. See Note (6) "Subsequent Events".

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

3. SUPPLEMENTAL CASH FLOW INFORMATION

                                               Three months ended
                                              March 29,  March 30,
                                                1997      1996
                                              --------------------
Supplemental disclosures of cash flow
   information:
(in thousands)
   Cash paid for:
          Interest                              $3,737   $ 10,630
                                                ======   ========

          Income taxes                          $  106   $    209
                                                ======   ========


4. INVENTORIES

At March 29, 1997 and December 31, 1996, inventories consisted of:


 (in thousands)                                                         March 29,            December 31,
                                                                           1997                 1996
                                                                        --------             -----------
 Raw materials                                                          $ 30,167              $ 38,473
 Work in process                                                           4,765                 2,733
 Finished goods                                                           29,125                29,344
                                                                        --------              --------
    Total inventory                                                     $ 64,057              $ 70,550
                                                                        ========              ========


5. INCOME TAXES

        In the first quarter of 1997, the income tax expense attributable to (losses) earnings from continuing operations at statutory rates is based upon the following:

                                         U.S.          Foreign         Total
                                         ----          -------         -----

 Income Tax (Benefit) Expense          $(3,445)         $ 64          $(3,381)
 Valuation Allowance                     3,445             -            3,445
                                       -------          ----          -------
 Total Tax Provision                   $     -          $ 64          $    64
                                       =======          ====          =======


                   RDM SPORTS GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

        The Company established a valuation allowance against the current year net operating loss carry-forwards ("NOL's") since there is a risk that these may expire unused in the future. Realization of deferred tax assets associated with the NOL's is dependent upon generating sufficient taxable income or employing other tax strategies prior to their expiration. Although realization is not assured for the deferred tax assets relating to NOL's generated in prior periods, management believes it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies. However, overall net deferred tax assets could be reduced in the near term if management's estimates of taxable income during the carry-forward period are significantly reduced or alternative tax strategies are no longer viable.

6. SUBSEQUENT EVENTS

Debt Refinancing

        Debt extinguishment costs related to the Bank Credit Agreement, which were $2.6 million at March 29, 1997, will be written off in the second quarter of 1997 as an extraordinary item.

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

Resignation of Chairman of the Board and Chief Executive Officer

        Henry Fong resigned from all his positions with the Company and its subsidiaries, including Chief Executive Officer and a director of the Company, on June 20, 1997. Mr. Fong's employment agreement was subject to automatic renewal for additional one year terms unless terminated by either Mr. Fong or the Company upon thirty days written notice prior to the end of the initial or successive terms. The Company and Mr. Fong have entered into discussions with respect to the amount owed to Mr. Fong in settlement of all amounts owed to him under his employment agreement or otherwise. In the event the Company and Mr. Fong cannot agree on such amount within sixty (60) days of Mr. Fong's resignation, each party will be able to assert any and all rights under the Employment Agreement which they may have had at such time as if such resignation had not occurred.

        Finally, Mr. Fong's Employment Agreement provided that it could be terminated without cause while the Company was not profitable, in such event the Company would have been obligated to continue to pay Mr. Fong his compensation payable under his Employment Agreement during the remainder of its then current term. There are no amounts reflected in the financial statements at March 29, 1997, relative to the amounts owed to Mr. Fong, if any, under the Employment Agreement.

Termination of Benefit Plans

        During 1997, the Company made a determination, subject to approval of its Board of Directors, to terminate the three qualified benefit plans. The Company estimates that there will be no impact on pension expense related to these terminations. The Company is also in the process of terminating the Actava Plan and the DP Plan.

7.      NEW ACCOUNTING PRONOUNCEMENT

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share"
("SFAS 128"). SFAS 128 is effective for financial statements for periods ending after December 15, 1997. The Company will adopt this statement and reflect its disclosures in the Company's 1997 financial statements. SFAS 128 requires dual presentation of basic and diluted earnings per share, as defined. This statement requires that prior period earnings per share data be restated. As a result, earnings per share as of March 29, 1997 and March 30, 1996, would reflect basic loss per share of $0.19 and diluted loss per share of $0.19, and basic earnings per share of $0.09 and diluted earnings per share of $0.09.

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

RESULTS OF OPERATIONS

        Net sales ("sales") decreased $73.9 million or 57%, in the first quarter of 1997 compared to the first quarter of 1996. This decrease was primarily attributable to the sale of the Company's bicycle and snow products to Brunswick Corporation ("Brunswick") on September 6, 1996 (the "Second Brunswick Transaction") and to a lesser extent, the sale of the Company's Nelson/Weather-Rite, Inc. ("Nelson/Weather-Rite") camping products subsidiary on March 8, 1996 (the "First Brunswick Transaction"). During the first quarter of 1996, the Company's bicycle and snow products and camping operations had sales of $57.1 million. Sales of the Company's remaining operating units decreased $16.8 million or (23.2%) in the first quarter of 1997 compared to the first quarter of 1996. Such decrease was primarily attributable to weaknesses in the Company's swing set and fitness product sales.

        Gross profit decreased $12.7 million or 78%, in the first quarter 1997 compared to the same period of 1996 primarily resulting from lower sales volume and the discounted sales of certain discontinued products. Gross profit, expressed as a percent of sales, was 6.3% in the first quarter of 1997 versus 12.5% in the first quarter of 1996. Gross profit margins for the Company's fitness business were negatively impacted due to reduced sales volume and underutilization of the Company's fitness manufacturing facility. The Company has consolidated all fitness operations into its Opelika Alabama facility and is continuing its streamlining of manufacturing processes and quality initiatives. These efforts which include better production planning, improved inventory control, and manufacturing process throughput and efficiency improvements will, in the opinion of the Company's management, provide long-term benefits in reducing costs and optimizing the utilization of the Company's fitness manufacturing facility. However, the implementation of these actions will not have a significant positive impact on gross profits until late 1997, if at all, when the Company's new line of fitness products are expected to be introduced.

        Selling, general and administrative expenses decreased $7.8 million in the first quarter of 1997 versus the same period in 1996. This decrease was due primarily to the sale of the Company's camping and bicycle and snow toy products businesses and to a reduction in volume related expenses, such as commission expenses. Product warranty costs decreased $1.7 million in the first quarter of 1997 versus 1996. Expressed as a percentage of sales, product warranty costs were 4.6% of sales in the first quarter of 1997 versus 3.3% of sales in 1996. The reduction in product warranty costs was due primarily to quality assurance measures implemented in the Company's fitness business. This increase in product warranty expenses as a percent of sales was primarily attributable to the sale of the Company's camping, bicycle and snow toys business whose products had a lower percentage of product warranty claims when compared to the Company fitness equipment products, especially since the acquisition of the Company's Diversified Products ("DP") operations, which had resulted in a higher number of product claims with respect to fitness products produced at the former DP facilities. Although no assurances can be given, the Company's quality efforts, including improved product engineering and product simplification are expected to result in continued lower product warranty costs throughout 1997.

        Interest expense for the three months ended March 29, 1997 was $3.0 million versus $8.0 million in the comparable period of 1996. Expressed as a percentage of sales, interest was 5.4% in the first three months of 1997 versus 6.2% in the first three months of 1996. The reduction in interest expense is due to lower amounts outstanding on the Company's outstanding revolving lines of credit as a result of the First and Second Brunswick Transactions and the reduction in the Company's outstanding indebtedness, resulting from the purchase and retirement of all but $2.1 million of its outstanding 11.75% Senior Subordinated Notes in September 1996.

        The Company recognized income tax expense of $64,000 and $6.7 million in the first quarter of 1997 and 1996, respectively. The 1997 tax expense represents an effective rate of .7%. This compares to the 59% effective tax rate recognized in the first quarter of 1996 which was attributable to the Federal and State tax expense recorded as part of the sale of the Company's camping business at a total rate of 50%. Tax benefits for losses from normal operations in the first quarter of 1996 were recorded at 39%, generating the overall 59% effective rate. In the first quarter of 1997, the income tax expense attributable to earnings (losses) from continuing operations at statutory rates is based upon the following:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 U.S.     Foreign    Total
                                 ---      -------    -----
Income Tax (Benefit) Expense   $(3,445)   $    64   $(3,381)
Valuation Allowance              3,445         --     3,445
                               -------    -------   -------
Total Tax Provision            $    --    $    64   $    64
                               =======    =======   =======

        In the first quarter of 1997, the Company established a valuation allowance against the current year net operating loss carry-forwards ("NOL's") since management believes there is a risk that these may expire unused in the future. Realization of deferred tax assets associated with the NOL's is dependent upon generating sufficient taxable income prior to their expiration. Although realization is not assured for the deferred tax assets relating to NOL's generated in prior periods, management believes it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies. However, overall net deferred tax assets could be reduced in the near term if management's estimates of taxable income during the carry-forward period are significantly reduced or alternative tax strategies are no longer viable.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, the Company's working capital has been obtained primarily from revolving lines of credit from banks and internally generated funds. The seasonal nature of the Company's sales imposes fluctuating demands on its cash flow, due to the temporary buildup of inventories in anticipation of, and receivables subsequent to, the peak seasonal period, which historically has occurred around November of each year. On a consolidated basis, the Company used $15.6 million of cash for operating purposes in the first quarter of 1997. In contrast, on a consolidated basis, during 1996, the Company's operations used cash of approximately $29.3 million.

        The Company had operating losses of $5.1 million in the first quarter of 1997 compared to $195,000 in the first quarter of 1996. In contrast, the Company had operating losses of $69.8 million, and $37.2 million for the years ended December 31, 1996 and 1995, respectively. The Company's consolidated cash, cash equivalents and cash in escrow pursuant to various contractual obligations at March 29, 1997 was $24.8 million, of which funds $19.0 million was restricted as to use. In contrast, the Company's consolidated cash, cash equivalents and cash in escrow pursuant to various contractual obligations balance at December 31, 1996 was $44.9 million, of which funds $12.8 million was restricted as to use. In the first quarter of 1997, the Company was not in compliance with various financial covenants under its Bank Credit Agreement until the termination of such agreement in connection with the execution of the New Loan Facility (as defined below). The Company previously had obtained waivers from the lenders in 1995 and amended its then existing revolving line of credit agreement in 1995 and in the first quarter of 1996. The Company was not in compliance with various financial covenants under its Bank Credit Agreement as of March 29, 1997 and December 31, 1996. At no time was the Company in default with respect to the payment of indebtedness under the Bank Credit Agreement or the predecessor agreements thereto as in effect in 1995 and 1996. In connection with the Second Brunswick Transaction, on September 6, 1996, the Company had terminated its then existing bank credit facility and entered into a new bank credit agreement (the "Bank Credit Agreement"). The Bank Credit Agreement was for a three year term, maturing September 1999, and provided for borrowings up to $130.0 million based on certain inventories and accounts receivable. Interest was calculated at the Agent's referenced rate (generally the "prime rate") plus 1.25% and included a LIBOR rate option which equaled LIBOR plus 1.25%. The monthly unused facility fee was .25% on the available unused portion of the facility provided by the Bank Credit Agreement. At December 31, 1996, the Company had outstanding borrowings of $74.9 million under the Bank Credit Agreement and, as noted above, was not in compliance with various financial covenants contained therein.

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

        On August 2, 1996, the Company commenced an Offer to Purchase and Consent Solicitation (the "Offer") to the holders of its Notes, whereby the Company offered to purchase up to all of the then outstanding Notes not held by the Company ($90.1 million) at a purchase price equal to one hundred percent (100%) of such Noses' principal amount, plus accrued but unpaid interest. Such Offer terminated on August 29, 1996. Consents to the required Waivers under the Indenture were obtained from the holders of $88.4 million principal amount of the Notes and the Waivers to the relevant Indenture provisions were effected thereafter. Of such amount, $88.0 million also were purchased.

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

        At March 29, 1997, the Company, on a consolidated basis, had stockholders' equity of $44.1 million. In contrast at December 31, 1996 and December 31, 1995, the Company, on a consolidated basis, had stockholders' equity of $53.2 million and $55.1 million, respectively.

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

AVAILABILITY OF NOLS

        The Company estimates that it had, for state and federal income tax purposes, net operating loss carry-forwards ("NOLs") amounting to approximately $10.2 million at March 29, 1997. Such NOLs expire predominantly in 2011 if not utilized before then to offset taxable income. Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), and regulations issued thereunder, impose limitations on the ability of corporations to use NOLs, if the corporation experiences a more than 50% change in ownership during certain periods. Changes in ownership in periods thereafter could substantially restrict the Company's ability to utilize its tax net operating loss carry-forwards. There can be no assurance that an ownership change will not occur in the future. In addition, the NOLs are subject to examination by the IRS, and thus, are subject to adjustment or disallowance resulting from any such IRS examination.

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

        Although the Company's foreign operations are subject to transaction exposure based on the value of the Canadian dollar versus the U.S. dollar, such transaction exposure did not have a material effect on the Company's results of operations for the quarter ended March 29, 1997.

        At March 29, 1997, the Company, on a consolidated basis, had stockholders' equity of $44.1 million versus $53.2 million at December 31, 1996.

Part II. OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K.

a) Exhibits:

        11 - Computation of Per Share Earnings
        27 - Financial Data Schedule (for SEC use only)

b) Reports on Form 8-K.
        None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          RDM SPORTS GROUP, INC.


Dated: July 1, 1997                       By: /s/ JAMES L. MARDEN
                                             ---------------------------
                                                 James L. Marden
                                                 President

Dated: July 1, 1997                       By: /s/CHARLES E. SANDERS
                                             ---------------------------
                                                 Charles E. Sanders
                                                 Principal Financial and
                                                 Accounting Officer

INDEX TO EXHIBITS

  Exhibit                                                               Page
  Number            Description                                        Number
  ------            -----------                                        ------
    11     -        Computation of Per Share Earnings, Three Months
                    Ended March 29, 1997 and March 30, 1996

    27     -        Financial Data Schedule (for SEC use only)