Form 10-Q
period 1997-06-29
RDM SPORTS GROUP INC
filed 1997-09-11
CIK 818350

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended June 29, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the transition period from        to
                              --------  -------

Commission file number 0-16482
                       -------

                             RDM SPORTS GROUP, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

             Delaware                                      84-1065239
--------------------------------------------------------------------------------
(State of other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

          267 Highway 74 North, Suite 5, Peachtree City, Georgia 30269
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (404) 586-9000
                                 --------------
               (Registrants telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                    -----   -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock net of treasury stock, as of the latest practicable date.

                     Class                      Outstanding at August 5, 1997
         ---------------------------            -----------------------------
         Common Stock $.01 par value                   49,507,167 shares

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    RDM SPORTS GROUP, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              June 29,   December 31,
                                                                1997         1996
                                                            -----------  -----------
                                                            (unaudited)
                                     ASSETS

Current Assets:
   Cash and cash equivalents                                 $   3,348    $  32,141
   Cash in escrow                                                1,085        2,615
   Accounts and notes receivable, net                           46,701       59,835
   Inventories                                                  51,486       70,550
   Prepaid expenses and other assets                             5,143        2,189
   Deferred income taxes                                        11,797       11,987
                                                             ---------    ---------
      Total current assets                                     119,560      179,317

Property, plant and equipment:                                  57,485       56,823
   Less-Accumulated depreciation and amortization               16,497       14,130
                                                             ---------    ---------
      Net property, plant and equipment                         40,988       42,693

Deferred income taxes                                           18,297       18,297
Cash in escrow                                                  10,158       10,158
Deferred financing and acquisition charges                      16,392       16,554
Goodwill and other intangible assets, net                       20,603       20,929
Long-term trade receivables                                        146          509
Other assets                                                     4,697        4,755
                                                             ---------    ---------

Total assets                                                 $ 230,841    $ 293,212
                                                             =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Revolving lines of credit                                 $      --    $  74,906
   Current portion of long-term debt                             3,004          558
   Current portion of long-term liabilities                         23          486
   Accounts payable                                             51,367       46,552
   Accrued expenses                                             29,584       41,098
                                                             ---------    ---------
      Total current liabilities                                 83,978      163,600

Long-term Liabilities:
   Revolving lines of credit                                    22,108           --
   Long-term debt                                               77,983       55,339
   Other long-term liabilities                                   1,014        1,035
   Environmental liabilities                                    20,008       19,998
                                                             ---------    ---------
      Total long-term liabilities                              121,113       76,372


Stockholders' Equity:
   Preferred stock                                                  --           --
   Common stock                                                    537          537
   Additional paid-in capital                                  103,233      100,983
   Retained (loss) earnings                                    (65,580)     (35,154)
   Deferred compensation                                        (1,856)      (2,216)
   Net unrealized (loss) gain on equity securities                 (21)        (347)
                                                             ---------    ---------
                                                                36,313       63,803
   Treasury stock, at cost                                     (10,563)     (10,563)
                                                             ---------    ---------
      Total stockholders' equity                                25,750       53,240
                                                             ---------    ---------

Total liabilities and stockholders' equity                   $ 230,841    $ 293,212
                                                             =========    =========

                             See accompanying notes.

                     RDM SPORTS GROUP, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                 JUNE 29, 1997     JUNE 30, 1996     JUNE 29, 1997     JUNE 30, 1996
                                                 -------------     -------------     -------------     -------------
 Net sales                                         $  39,988         $ 104,338         $  95,505         $ 233,752

 Cost of sales                                        41,820            93,375            93,957           206,567
                                                   ---------         ---------         ---------         ---------

    Gross (loss) profit                               (1,832)           10,963             1,548            27,185

 Selling, general and administrative                  11,597            12,005            20,094            28,422
expenses

 Other (income) expense, net:
    Interest expense                                   3,032             6,595             6,056            14,558
    Gain on sale of subsidiary                            --                --                --           (20,151)
    Other, net                                         1,187               705             2,223             1,405
                                                   ---------         ---------         ---------         ---------
                                                       4,219             7,300             8,279            (4,188)
                                                   ---------         ---------         ---------         ---------

 (Loss) earnings before income tax
 (benefit) expense and extraordinary item            (17,648)           (8,342)          (26,825)            2,951

 Income tax expense (benefit)                            689            (3,209)              753             3,454
                                                   ---------         ---------         ---------         ---------

 (Loss) before extraordinary item                    (18,337)           (5,133)          (27,578)             (503)

 Extraordinary loss, net of tax                        2,805                --             2,805                --
                                                   ---------         ---------         ---------         ---------

    Net (loss)                                     $ (21,142)        $  (5,133)        $ (30,383)        $    (503)
                                                   =========         =========         =========         =========


 (Loss) per common share, primary
 and Fully diluted:
    (Loss) before extraordinary item               $   (0.36)            (0.10)            (0.55)            (0.01)
    Extraordinary loss                                 (0.06)               --             (0.06)               --
                                                   ---------         ---------         ---------         ---------
       Net (loss)                                  $   (0.42)        $   (0.10)        $   (0.61)        $   (0.01)
                                                   =========         =========         =========         =========

 Weighted average common shares
  outstanding and common stock
  equivalents:

       Primary and fully diluted                      50,653            49,177            49,819            49,177
                                                   =========         =========         =========         =========


                              See accompanying notes.

                     RDM SPORTS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                            SIX MONTHS ENDED

                                                                                     JUNE 29,               JUNE 30,
                                                                                       1997                   1996
                                                                                   -----------            -----------
                                                                                   (unaudited)            (unaudited)
Cash flows from operating activities:
          Net loss                                                                  $ (30,383)             $    (503)


          Adjustments to reconcile net loss to net cash
            used in operating activities:
                   Depreciation and amortization                                        4,201                  7,920
                   Amortization of deferred compensation                                  360                    343
                   Loss (gain) on sale of marketable securities                           325                   (568)
                   (Gain) loss on sale of property, plant and equipment                  (110)                   199
                   Gain on sale of subsidiaries                                            --                (20,151)
                   Loss on extinguishment of debt                                       2,305                     --
                   Change in assets and liabilities:
                             Accounts receivable                                       13,112                 71,497
                             Inventories                                               19,064                 (5,154)
                             Prepaid expenses and other assets                         (2,954)                (4,211)
                             Cash in escrow                                             1,530                (13,761)
                             Other assets                                                 495                 (2,594)
                             Accounts payable                                           4,815                (36,500)
                             Accrued expenses                                         (12,238)                (9,942)
                             Income taxes                                                 724                  2,677
                             Deferred income taxes                                        190                   (693)
                             Other long-term liabilities                                  (11)                  (170)
                                                                                    ---------              ---------
                   Net cash provided by (used in) operating activities                  1,425                (11,611)
                                                                                    ---------              ---------

Cash flows from investing activities:
          Additions to property, plant and equipment                                   (1,110)                (5,325)
          Acquisitions                                                                     --                 (1,175)
          Purchase of marketable securities                                              (169)                    --
          Proceeds from sale of marketable securities                                      --                  1,537
          Proceeds from sale of property, plant and equipment                             260                    514
          Proceeds from sale of subsidiaries                                               --                120,000
                                                                                    ---------              ---------
                   Net cash used (provided by) in investing activities                 (1,019)               115,551
                                                                                    ---------              ---------

Cash flows from financing activities:
          Net change in revolving lines of credit                                     (22,670)              (104,845)
          Proceeds from issuance of long term debt                                     50,974                     --
          Principal payments of long term debt                                           (600)                (1,244)
          Retirement of debt                                                          (53,626)                    --
          Debt refinancing cost incurred                                               (3,234)                  (442)
          Cumulative transalation adjustments                                             (43)                  (320)
                                                                                    ---------              ---------
                   Net cash (used in) provided by financing activities                (29,199)              (106,851)
                                                                                    ---------              ---------
Net decrease in cash and cash equivalents                                             (28,793)                (2,911)

Cash and cash equivalents, beginning of period                                         32,141                  8,417
                                                                                    ---------              ---------
Cash and cash equivalents, end of period                                            $   3,348              $   5,506
                                                                                    =========              =========

                             See accompanying notes

                     RDM SPORTS GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1. INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by RDM Sports Group, Inc. ("RDM" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the most recent annual audited financial statements of the Company. (See Note 8 Subsequent Events) In the opinion of management, these unaudited consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of June 29, 1997, and the results of operations and its cash flows for the six months then ended. Such adjustments were of a normal recurring nature.

The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, the results of operations for the three and six months ended June 29, 1996 and June 30, 1996 are not necessarily indicative of the results which may be expected for the full year.

For comparative purposes, the quarter ending June 29, 1997 is consistent with the same period ending June 30, 1996. The Company prepares its financial statements on thirteen (13) week quarters comprised of two four-week periods and one five-week period.


2. LIQUIDITY

Historically, the Company's working capital has been obtained primarily from revolving lines of credit from banks and internally generated funds. The seasonal nature of the Company's sales imposes fluctuating demands on its cash flow, due to the temporary buildup of inventories in anticipation of, and receivables subsequent to, the peak seasonal period, which historically has occurred around November of each year. On a consolidated basis, the Company provided $1.4 million in cash for operating purposes in the first six months of 1997. In contrast, on a consolidated basis, during all of 1996, the Company's operations used cash of approximately $29.3 million.

The Company had operating losses of $18.5 million in the first six months of 1997 compared to losses of $1.2 million in the first six months of 1996. In addition, the Company had operating losses of $69.8 million, and $37.2 million for the years ended December 31, 1996 and 1995, respectively. The Company's consolidated cash, cash equivalents, and cash in escrow pursuant to various contractual obligations at June 29, 1997 was $14.6 million, of which funds $11.2 million was restricted as to use. In contrast, the Company's consolidated cash, cash equivalents, and cash in escrow pursuant to various contractual obligations balance at December 31, 1996 was $44.9 million, of which funds $12.8 million was restricted as to use.

In the first six months of 1997, the Company was not in compliance with various financial covenants under its Bank Credit Agreement until the termination of such agreement in connection with the execution of the Loan Facility on June 20, 1997 (as defined below). The Company previously had obtained waivers from the lenders in 1995 and amended its then existing revolving line of credit agreement (as amended, the "Amended and Restated Revolver") in 1995 and 1996. The Company was out of compliance with various financial covenants under its Bank Credit Agreement (the "Bank Credit Agreement") as of December 31, 1996 and up until the execution of the Loan Facility. At no time was the Company in default with respect to the payment of indebtedness under the Bank Credit Agreement or the predecessor agreements thereto as in effect in 1995 and 1996. In connection with the sale of the Company's bicycle and snow toys products to Brunswick Corporation (the "Second Brunswick Transaction"), on September 6, 1996, the Company had terminated its then existing bank credit facility and entered into the Bank Credit Agreement. The Bank Credit Agreement was for a three year term, maturing September 1999, and provided for borrowings up to $130.0 million based on certain inventories and accounts receivable. Interest was calculated at the Agent's referenced rate (generally the "prime rate") plus 1.25% and included a LIBOR rate option which equaled LIBOR plus 1.25%. The monthly unused facility fee was .25% on the available unused portion of the facility provided by the Bank Credit Agreement. At December 31, 1996, the Company had outstanding borrowings of $74.9 million under the Bank Credit Agreement and, as noted above, was not in compliance with various financial covenants contained therein.

On June 20, 1997, the Company entered into a new $100 million revolving loan and term credit facility (the "Loan Facility") pursuant to a Loan and Security Agreement (the "Loan Agreement") between the Company's borrowing subsidiaries and certain financial institutions. See Note 5 "Debt Refinancing". On August 22, 1997, the lenders under the Loan Agreement declared an Event of Default under the Loan Agreement, asserting, among other things, that a Material Adverse Change had occurred with respect to the Company and its subsidiaries. (See Note 8 Subsequent Events)

On August 29, 1997, the Company filed for protection under the United States bankruptcy laws. The filing by the Company for protection under the federal bankruptcy laws (see Note 8 Subsequent Events) constituted an automatic Event of Default under the Loan Agreement and an automatic acceleration of the obligations owed thereunder under the terms of such Agreement. Borrowings under the Loan Agreement were $49.4 million at June 29, 1997.

3. SUPPLEMENTAL CASH FLOW INFORMATION


(in thousands)                                                      Six months ended
                                                            June 29, 1997       June 30, 1996
                                                            -------------       -------------
Supplemental disclosures of cash flow information:
   Cash paid for:
          Interest                                             $ 4,733             $13,253
                                                               =======             =======

          Income taxes                                         $    53             $   635
                                                               =======             =======

Supplemental schedule of non-cash investing and financing
  activities:
Issuance of common stock warrants relating to
   refinancing of debt                                         $ 2,250             $    --
                                                               =======             =======


4. INVENTORIES

At June 29, 1997 and December 31, 1996, inventories consisted of:

                                 (in thousands)

                                     June 29, 1997      December 31, 1996
                                     -------------      -----------------
Raw materials                          $ 29,385             $ 38,473
Work in process                           3,989                2,733
Finished goods                           18,112               29,344
                                       --------             --------
       Total inventory                 $ 51,486             $ 70,550

                                       ========             ========


5. DEBT REFINANCING

On June 20, 1997 (the "Closing Date"), the Company entered into a new $100 million revolving loan and term credit facility (the "Loan Facility") pursuant to a Loan and Security Agreement (the "Loan Agreement") among the Company, the Company's borrowing subsidiaries and certain financial institutions. Borrowers under the Loan Facility are the Company's operating subsidiaries and the first tier holding company subsidiary for the operating subsidiaries. The Loan Facility replaced the Bank Credit Agreement which was repaid in full plus $500,000 in prepayment fees. Borrowings under the Loan Facility are guaranteed by the Company and are secured by substantially all of the assets of the Company and all of its subsidiaries. In addition, the Loan Facility is guaranteed by a letter of credit in the amount of $15 million in favor of the lenders there under (the "Lenders"), which letter of credit initially was obtained by the Metromedia Company ("MC"), an affiliate of Metromedia International Group, Inc. ("Metromedia"), the Company's largest stockholder. The initial letter of credit was replaced by a subsequent letter of credit obtained by Metromedia in the third quarter. Such letter of credit cannot be drawn until five days after payment default under the Loan Facility and fifteen days after a non-payment default. Metromedia is also entitled to receive copies of all notices required under the Loan Agreement. In consideration of providing the letter of credit, MC was granted 3 million warrants to purchase Common Stock of the Company at an exercise price of $.50 per share. Such warrants have a ten year term and are exercisable beginning 90 days from the Closing Date. In connection with the issuance of the substitute letter of credit, such warrants and the rights thereunder were assigned by MC to Metromedia.

The Loan Facility provided up to a $75 million revolving credit facility and two term loan tranches aggregating $25 million. The Loan Facility had a four year term. Borrowings under the revolving credit portion of the Loan Facility were based on certain eligible inventory and accounts receivables. Borrowings and other obligations under the Loan Facility bore interest at a per annum interest rate equal to the base rate of the reference financial institution (the "Reference Rate") plus 1%, except $10 million of the term loans ("Tranche A") bore interest at the Reference Rate plus 1.5%. The rate for borrowings under the revolving credit facility were subject to decrease to 0.5% above the Reference Rate based on the achievement of certain pricing benchmarks and were subject to increase by 4% in the event borrowings against inventories exceed certain levels under specified circumstances. All borrowings are subject to an interest rate increase of 4% upon the occurrence and during the continuance of an event of default as defined in the Loan Agreement. The Reference Rate as of the date of the Loan Agreement was 8.5% per annum.

The Loan Agreement also provided for a $750,000 closing fee, plus an unused line fee equal to 0.25% of the average unused portion of the maximum borrowing amount (i.e. $75 million), plus an annual facility fee equal to 0.5% of the total initial facility (i.e. $100 million). Additional fees and expenses are payable to the agent for the Lenders.

Origination fees on the Loan Facility, brokerage, and other closing costs incurred by the Company in connection with the Loan Facility aggregated approximately $3.2 million, the majority of which were paid on the Closing Date. Debt costs of $2.8 million, related to the Bank Credit Agreement, were written off in the second quarter of 1997 as an extraordinary item.

The Loan Agreement contained numerous financial and non-financial covenants, including limitations on the incurrence of additional indebtedness, limitations on the incurrence of liens, limitations on capital expenditures, limitations on the sale of assets, maintenance of specified ratios of current assets to current liabilities, total liabilities to tangible net worth, and minimum tangible new worth, all as defined in the Loan Agreement. The Loan Agreement also contained provisions requiring additional payments to the Lenders in the event of the early termination of the Loan Agreement. The filing for protection by the Company or any of its subsidiaries also constituted an Event of Default under the Loan Agreement. See Note 8 Subsequent Event. Events of Default under the Loan Agreement include a Material Adverse Change (as defined) with respect to the Company or an insolvency or bankruptcy proceeding commenced by or against the Company or any of its subsidiaries.

On August 22, 1997, the Lenders under the Loan Agreement declared an Event of Default under the Loan Agreement, asserting, among other things, that a Material Adverse Change has occurred with respect to the Company and its subsidiaries. (See Note 8 Subsequent Events)

6. OTHER EVENTS

Resignation of Chairman of the Board of Directors and Chief Executive Officer

Henry Fong resigned from all his positions with the Company and its subsidiaries, including Chief Executive Officer and a director of the Company, on June 20, 1997. Mr. Fong's employment agreement was subject to automatic renewal for additional one year terms unless terminated by either Mr. Fong or the Company upon thirty days written notice prior to the end of the initial or successive terms. The Company and Mr. Fong have entered into discussions with respect to the amount owed to Mr. Fong in settlement of all amounts owed to him under his employment agreement or otherwise. In the event the Company and Mr. Fong cannot agree on such amount within sixty days of Mr. Fong's resignation, each party will be able to assert any and all rights under the Employment Agreement which they may have had at such time as if such resignation had not occurred.

Finally, Mr. Fong's Employment Agreement provided that it could be terminated without cause while the Company was not profitable, in such event the Company would have been obligated to pay Mr. Fong his compensation payable under his Employment Agreement during the remainder of its then current term. There are no amounts reflected in the financial statements at June 29, 1997, relative to the amounts owed to Mr. Fong, if any, under the Employment Agreement.

Termination of Benefit Plans

During 1997, the Company made a determination, subject to approval of its Board of Directors, to terminate the three qualified benefit plans. The Company estimates there will be no impact on pension expense related to these terminations. The Company is also in the process of terminating the Actava Plan and the DP Plan.


7. NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 is effective for financial statements for periods ending after December 15, 1997. The Company will adopt this statement and reflect its disclosures in the Company's 1997 financial statements. SFAS 128 requires dual presentation of basic and diluted earnings per share, as defined. This statement requires that prior period earnings per share data be restated. As a result, loss per share as of June 28, 1997 and June 30, 1996, would reflect the following:

                                                   June 29,      June 30,
                                                     1997          1996
                                                   --------      --------
Operating loss per share                           $ (0.56)      $ (0.01)
Extraordinary loss                                   (0.06)           --
                                                   -------       -------
     Basic loss per share                          $ (0.62)      $ (0.01)
                                                   =======       =======

8. SUBSEQUENT EVENTS

On August 15, 1997, the Company did not pay the semi-annual interest payment due on the Debentures in the amount of $2,069,000. On August 22, 1997, the Lenders under the Loan Agreement declared an Event of Default thereunder, asserting, among other things, that a Material Adverse Change had occurred with respect to the Company and its subsidiaries. In such Notice, the Lenders demanded immediate payment of Amounts Due under the Loan Agreement of $59,564,933 inclusive of $5,276,604 representing issued letters of credit. On August 27, 1997, the Trustee for the Company's Debentures and Notes issued notices of default under the respective governing indentures. On August 29, 1997, RDM Sports Group, Inc. filed its Chapter 11 petition with the United States Bankruptcy Court for the Northern District of Georgia, Newnan Division (the "Court") in In Re: RDM Sports Group, Inc., Case No. 97-12788. Concurrent cases were filed with the Court by all of the Company's U.S. operating subsidiaries: RDM Holdings, Inc. (f/k/a Roadmaster Corporation); Sports Group, Inc. (which includes the Company's DP Fitness and Flexible Flyer

         Toys divisions); International Sports and Fitness, Diversified Trucking Corp.; Diversified Products Corporation; Willow Hosiery Company, Inc.; Hutch Sports USA Inc.; and T.Q., Inc.

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern that presume the realization of assets and the settlement of liabilities in the ordinary course of business, rather than through a process of forced liquidation. Accordingly, the statements do not purport to present the realizable values of all assets or the settlement amounts of all liabilities.

         Under the bankruptcy proceedings, certain liabilities have priority and the payment of certain other liabilities, existing at June 29, 1997, has been deferred. Such liabilities have not been set forth separately in the financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FORWARD LOOKING STATEMENTS

         Certain statements made above relating to plans, conditions, objectives, and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward-looking statements within the meaning of Section 21E of the Exchange Act, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected.

         GENERAL

         The Company operates in an intensively competitive environment. The Company has experienced significant losses in the eighteen months ending June 29, 1997, which losses have continued subsequent to the end of the second quarter. Factors contributing to these losses included, among other things, excess financial leverage, adverse publicity associated with the Company's financial difficulties, excess labor costs, quality control problems, poor operating performance, and difficulties in obtaining adequate levels of working capital.

         The Company has sought to de-leverage its financial position through the sale of various assets, including its camping operations, its bicycle operations and its snow products operations and is continuing to seek to further de-leverage its operations through the sales of both strategic and non-strategic assets. Despite such asset sales which have occurred to date, the Company operations continue to be adversely affected by the problems identified above, including excess financial leverage. Although the Company has sought to improve its financial condition and operating performance by, among other things, reducing labor and other operating and financing costs, the Company has been generally unable to improve its results of operations in either the first six months or the third quarter to date, due to, among other things, insufficient financial resources.

         The Company has no unused credit lines and must satisfy substantially all of its working capital and capital expenditure requirements from cash provided by operating activities and from external capital sources or from the sale of assets. Substantially all of the Company's assets are pledged to secure existing indebtedness. Due to its current financial position and working capital deficiency, the Company was forced to shut down substantially all of its manufacturing operations, and on August 29, 1997 filed for protection under the United States bankruptcy laws with the United States Bankruptcy Court for the Northern District of Georgia, Newnan Division (the "Court") in In Re:
         RDM Sports Group, Inc., Case No. 97-12788. Concurrent cases were filed with the Court by all of the Company's operating U.S.

         subsidiaries: RDM Holdings, Inc. (f/k/a Roadmaster Corporation); Sports Group, Inc. (which includes the Company's DP Fitness and Flexible Flyer Toys divisions); International Sports and Fitness, Inc.; Diversified Trucking Corp.; Diversified Products Corporation; Willow Hosiery Company, Inc.; Hutch Sports USA Inc.; and T.Q., Inc. The Company has received initial debtor in possession ("DIP") financing; however, the Company may require additional DIP financing in order to, among other things, allow it to complete orders utilizing existing raw materials and management believes additional DIP financing will be required in connection with any possible reorganization. While the Company is negotiating with its existing DIP lenders and other potential DIP lenders to receive such additional funding, no assurances can be given as to when, if at all, such additional DIP financing will be secured and management believes any such additional DIP financing will be obtainable, if at all, only after the sale of one or more of the Company's existing operations.

         Management intends to seek additional DIP financing to allow the Company to fill post petition orders for its products. However, many of the Company's mass merchandiser customers do not place firm or committed orders and the Company historically has produced products on the basis of its customers' program estimates for the year. In the absence of firm or committed orders, the Company may not be able to secure additional DIP financing and/or reorganize one or more portions of its operations. In light of the Company's financial condition, no assurances also can be given that the Company will be selected by its customers to participate in their production programs. Accordingly, the Company may be subject to a rapid and substantial decline in its customer base, which could have a material adverse effect on its ability to reorganize one or more portions of its businesses under the protection of the federal bankruptcy laws. In the event the Company is unable to secure prompt permission from its creditors and the bankruptcy court to sell various assets, the value of such assets could be rapidly and materially impaired. In such event, the Company may be required to liquidate all of its assets to satisfy its creditors. No assurances can be given as to when, if at all, the Company will receive sufficient working capital to resume its operations, either on a temporary basis or otherwise. In any reorganization, management anticipates that it will be necessary to sell one or more of its product lines and the assets associated therewith in connection with the Company's reorganization efforts.

         The Company has sought or expects to seek approval from the Bankruptcy Court to, among other things, negotiate the sale of its toy products operations (swing sets, trampolines, bulk plastic toys and hobby horses), its free weight fitness equipment operations, (including its operations with respect thereto in Olney, Illinois), its Opelika, Alabama manufacturing facility and its trucking operations. The Company also has received some preliminary expressions of interest with respect to its other fitness equipment operations. The exact nature and scope of the operations to be disposed of will depend on the interest of third persons in such operations, the price offered for such operations and the timing of such offers, and any such sales are subject to consent of the Company's DIP Lenders, the existing lenders under the Loan Agreement and the Bankruptcy Court. While the Company has granted an option to purchase its Opelika facility and has received expressions of interest with respect to certain of its other assets and divisions, no assurances can be given as to whether such potential transactions will be realized, the amount to be realized in such transactions, and whether necessary approvals can be obtained.

         The Company does not have a commitment from any lender to provide further DIP financing. Any obligation to provide additional DIP financing, whether under the existing DIP Facility, or otherwise, will arise only upon the negotiation, execution and delivery of definitive documents, with all necessary approvals, in form and substance satisfactory to all parties and after any such further financing is authorized pursuant to Section 364 of the Bankruptcy Code. No assurance can be given that the Company will be able to procure any DIP financing beyond the DIP Facility which it has obtained to date.

         Borrowers under the existing DIP Facility include all "Borrowers" under the existing Loan Agreement, plus RDM Sports Group, Inc. The DIP Facility is a "roll-up" of the pre-petition working capital and letter of credit advances under the Loan Agreement, plus additional available financing in the form of authorized over advances of approximately $5,000,000. The Facility provides the Borrowers with a working capital line up to $40,000,000. Approximately $31,086,556 was drawn down under the DIP Facility at closing, and of which $30,541,423 was applied to pay indebtedness under the Loan Agreement. Readers are cautioned that no conclusions with respect to the amount of availability, if any, under the DIP Facility can be inferred from the total size of such DIP Facility or from the drawings thereunder at the closing thereof.

         The terms of the Loan Agreement governing borrowing availability have been revised in the DIP Facility. All Post-petition working capital advances will be under the DIP Facility and the Borrower's ability to draw funds under the Loan Agreement has been terminated.

         The DIP Facility is a senior secured, super-priority facility as provided for by Sections 364(c) and (d) of the Bankruptcy Code. The DIP Facility is secured by all assets of the Borrowers including, but not limited to, first priority security interest in pre- and post-petition accounts receivables, inventory, general intangibles, stock of subsidiaries, personal and real property, trademarks, tradenames, patents, licenses, etc. and proceeds therefrom. The DIP Facility effectively "primes" the Lenders' collateral position under the Loan Agreement with respect to the remaining $25,000,000 term loans under the Loan Agreement. The interest rate under the DIP Facility has a rate equal to the Reference Rate plus 3% (for a current rate of 11.5% per annum), with a minimum rate of interest of 8% per annum, subject to adjustment on a monthly basis.

         The DIP Facility requires all of the net proceeds from any asset sales to be applied first, to interest and expenses (if any) outstanding under the DIP Facility, second, to principal amounts under the Tranche B Fixed Period Loan under the Loan Agreement, third, to principal amounts under the DIP Facility, and lastly, to amounts outstanding under the Tranche A Fixed Period Loan under the Loan Agreement.

         The DIP Facility includes other financial and financial reporting covenants. The DIP Facility also requires the Company to provide "adequate protection" to the Lenders under the Loan Agreement in the form of interest payments at default interest rates (for continued use of the Company's manufacturing facilities) as to the $25,000,000 Tranche A and B Fixed Period Loans. The DIP Facility further requires the Borrowers to sell certain assets or operating divisions, whether as part of a reorganization effort, or otherwise.

         The Company's ability to improve its financial position and meet its financial obligations will depend upon a variety of factors, including the ability to obtain sufficient DIP financing -- whether from its existing lenders under the DIP Facility and/or additional financing from third party sources -- a continued ability to participate in customer product programs and thereby preserve its customer base, favorable pricing environments for its products, a substantial reduction in the rate of product returns, especially in fitness products, the absence of adverse general economic conditions, effective operating cost control measures and the sale of additional assets and the consent of its lenders to such sale, including the ability to utilize a portion of such assets for operating requirements. Management believes the Company's recurring losses from operations and its limited sources of additional liquidity raise substantial doubt about the Company's ability to reorganize as a going concern. Prior to filing for bankruptcy protection, the Company had been unable to attract new capital and/or reschedule or restructure a number of its current obligations. Furthermore, management does not believe the Company can expect additional financial support from any of its principal stockholders. Accordingly, whether as part of a reorganization or a liquidation, management believes the Company will be required to sell one or more of its current operations. No assurance can be given that the Company will be successful in generating the operating results, attracting new capital or restructuring sufficient indebtedness required for future viability.

RESULTS OF OPERATIONS

         Net sales ("sales") decreased $64.4 million or 62% and $138.2 million or 59% in the second quarter and first six months of 1997, respectively, compared to the second quarter and first six months of 1996. This decrease was attributable in part, to the sale of the Company's bicycle and snow products to Brunswick Corporation ("Brunswick") on September 6, 1996 (the "Second Brunswick Transaction") and to a lesser extent, the sale of the Company's Nelson/Weather-Rite, Inc. ("Nelson/Weather-Rite") camping products subsidiary on March 8, 1996 (the "First Brunswick Transaction"). During the second quarter and first six months of 1996, the Company's bicycle and snow products and camping operations had sales of $46.5 million and $103.5 million, respectively. Sales by the Company's remaining operating units decreased $17.9 million or 17% and $34.7 million or 15% in the second quarter and first six months of 1997, respectively, compared to sales by such operations in the same periods in 1996. Such decrease was primarily attributable to continued weakness in the sales of Company's fitness products, weakness in sales of swingsets and decreases in sports hosiery sales based on the Company's decision to discontinue its sports hosiery operations. In addition, the Company's business is seasonal and sales of fitness products historically are lower in the second quarter of the year. Sales of fitness products in the third quarter and the remainder of the year may adversely affected by continued weakness in such market as well as operational difficulties attributable to the Company's financial condition, adverse publicity associated with Company's filing for protection under the federal bankruptcy laws, or other decisions with respect to the Company's business strategy.

         Gross profit decreased $12.8 million or 117% and $25.6 million or 94% in the second quarter and first six months of 1997, respectively, compared to the same period of 1996 primarily resulting from lower sales volume and manufacturing variances and seasonal underutilization in the Company's fitness manufacturing operations. The Company recorded gross losses in an amount equal to 5% of sales in the second quarter of 1997 and gross profits, expressed as a percent of sales, of 2% in the first six months of 1997 versus gross profits, expressed as a percent of sales, of 11% and 12%, respectively, for the same periods in 1996. Gross profit margins for the Company's fitness business were negatively impacted due to reduced sales volume and increased fixed costs as a percent of sales due to underutilization of the production capacity at Company's fitness manufacturing facility. All of the Company's fitness operations (except for its weight filling operations) were conducted at its Opelika, Alabama facility.

         Expressed as a percent of sales, selling, general, and administrative ("SG&A") expenses were 29% and 21% for the second quarter and first six months of 1997, respectively, versus 12% and 12% for the same periods in 1996. SG&A expenses decreased $400,000 and $8.3 million in the second quarter and first six months of 1997, respectively, versus the same periods in 1996. SG&A expense reductions relating to the sale of its camping and bicycle and snow toy products businesses and reductions in volume related expenses, such as commission expenses, were offset by continued historically high product warranty costs in the Company's fitness business. Product warranty expenses decreased $1.9 million in the second quarter of 1997 versus the same period in 1996; however, product warranty expenses in the second quarter were approximately $5.0 million versus approximately $2.6 million in 1997. Expressed as a percentage of sales, product warranty costs were 13% and 8% of sales in the second quarter and first six months of 1997, respectively versus 5% and 4% of sales in same periods in 1996. Product warranty expenses were 4.6% of sales in the first quarter of 1997. Such increase was attributable to increased reserves for potential product warranty claims associated with sales of fitness products for current and prior quarters. Such product warranty costs related primarily to quality issues in fitness products produced in previous periods at the Company's Opelika, Alabama facility as well as to fitness products formerly produced at the Company's former Tyler, Texas and Olney, Illinois facilities.

         Despite the implementation by the Company of various quality assurance measures in its fitness operations, including improved product engineering; extensive piloting and testing of new product introductions; reductions in the number of products offered; the exiting of the opening price point treadmill business, which traditionally has had a higher than normal product warranty rate; and the implementation of additional quality assurance measures; and product simplification, product warranty expenses escalated in the second quarter. Accordingly, no assurances can be given that warranty expenses, as a percentage of sales, will decline in the future due to the Company's quality control efforts, and, the effect of such actions are not expected to be realized, if at all, before late 1997.

         Interest expense for the three and six months ended June 29, 1997 was $3.0 million and $6.0 million, respectively, decreases of $3.6 million and $8.5 million from the same periods in 1996. The reduction in interest expense was due to lower amounts outstanding on the Company's revolving lines of credit as a result of the First and Second Brunswick Transactions and the reduction in the Company's outstanding indebtedness, resulting from the purchase and retirement of all but $2.1 million of its outstanding 11.75% Senior Subordinated Notes in September 1996.

         The Company recorded a $2.8 million extraordinary loss for debt costs related to replacement of the Company's former Bank Credit Agreement with the New Loan Facility.

         The Company recorded tax expense of $753,000 in the first six months of 1997 compared to $3.5 million recorded in the same period in 1996. The 1997 tax expense represents an effective rate of 3%. This compares to the effective rate of 117% recognized in the first six months of 1996 which was attributable to the Federal and State tax expense recorded as part of the sale of the Company's camping business.

         In 1997, the Company established a valuation allowance against the current year net operating loss carry-forwards ("NOL's") since management believes there is a risk that these may expire unused in the future. Realization of deferred tax assets associated with the NOL's is dependent upon generating sufficient taxable income prior to their expiration. Furthermore, overall net deferred tax assets could be further reduced in the near term if management's estimates of taxable income during the carryforward period are significantly reduced or if alternative tax strategies are not viable.

LIQUIDITY AND CAPITAL RESOURCES

         The Company currently has a working capital deficiency and the Lenders under its Loan Agreement have declared an Event of Default hereunder and demanded repayment of the Amounts Owed thereunder. Historically, the Company's working capital has been obtained primarily from revolving lines of credit from banks and internally generated funds. The seasonal nature of the Company's sales imposes fluctuating demands on its cash flow, due to the temporary buildup of inventories in anticipation of, and receivables subsequent to, the peak seasonal period, which historically has occurred around November of each year. On a consolidated basis, the Company provided $1.4 million in cash for operating purposes in the first six months of 1997. In contrast, on a consolidated basis, during all of 1996, the Company's operations used cash of approximately $29.3 million.

         The Company had operating losses of $18.5 million in the first six months of 1997 compared to losses of $1.2 million in the first six months of 1996. In contrast, the Company had operating losses of $69.8 million, and $37.2 million for the years ended December 31, 1996 and 1995, respectively. The Company's consolidated cash, cash equivalents, and cash in escrow pursuant to various contractual obligations at June 29, 1997 was $14.6 million, of which funds $11.2 million was restricted as to use. In contrast, the Company's consolidated cash, cash equivalents, and cash in escrow pursuant to various contractual obligations balance at December 31, 1996 was $44.9 million, of which funds $12.8 million was restricted as to use.

         In the first six months of 1997, the Company was not in compliance with various financial covenants under its Bank Credit Agreement until the termination of such agreement in connection with the execution of the New Loan Facility on June 20, 1997 (as defined below). The Company previously had obtained waivers from the lenders in 1995 and amended its then existing revolving line of credit agreement (as amended, the "Amended and Restated Revolver") in 1995 and 1996. The Company was out of compliance with various financial covenants under its new Bank Credit Agreement (the "Bank Credit Agreement") as of December 31, 1996 and up until the execution of the New Loan Facility. At no time was the Company in default with respect to the payment of indebtedness under the Bank Credit Agreement or the predecessor agreements thereto as in effect in 1995 and 1996. In connection with the sale of the Company's bicycle and snow toys products to Brunswick Corporation (the "Second Brunswick Transaction"), on September 6, 1996, the Company had terminated its then existing bank credit facility and entered into the Bank Credit Agreement. The Bank Credit Agreement was for a three year term, maturing September 1999, and provided for borrowings up to $130.0 million based on certain inventories and accounts receivable. Interest was calculated at the Agent's referenced rate (generally the "prime rate") plus 1.25% and included a LIBOR rate option which equaled LIBOR plus 1.25%. The monthly unused facility fee was .25% on the available unused portion of the facility provided by the Bank Credit Agreement. At December 31, 1996, the Company had outstanding borrowings of $74.9 million under the Bank Credit Agreement and, as noted above, was not in compliance with various financial covenants contained therein.

         On June 20, 1997 (the "Closing Date"), the Company entered into a new $100 million revolving loan and term credit facility (the "Loan Facility") pursuant to a Loan and Security Agreement (the "Loan Agreement") among the Company, the Company's borrowing subsidiaries and certain financial institutions. Borrowers under the Loan Facility are the Company's operating subsidiaries and the first tier holding company subsidiary for the operating subsidiaries. The Loan Facility replaced the Bank Credit Agreement which was repaid in full plus $500,000 in prepayment fees. Borrowings under the New Loan Facility are guaranteed by the Company and are secured by substantially all of the assets of the Company and all of its subsidiaries. In addition, the Loan Facility is guaranteed by a letter of credit in the amount of $15 million in favor of the lenders there under (the "Lenders"), which letter of credit initially was obtained by the Metromedia Company ("MC"), an affiliate of Metromedia International Group, Inc. ("Metromedia"), the Company's largest stockholder. The initial letter of credit was replaced by a subsequent letter of credit obtained by Metromedia in the third quarter. Such letter of credit cannot be drawn until five days after payment default under the Loan Facility and fifteen days after a non-payment default. Metromedia is also entitled to receive copies of all notices required under the Loan Agreement. In consideration of providing the letter of credit, MC was granted 3 million warrants to purchase Common Stock of the Company at an exercise price of $.50 per share. Such warrants have a ten year term and are exercisable beginning 90 days from the Closing Date. In connection with the issuance of the substitute letter of credit, such warrants and the rights thereunder were assigned by MC to Metromedia.

         The Loan Facility provided up to a $75 million revolving credit facility and two term loan tranches aggregating $25 million. The Loan Facility had a four year term. Borrowings under the revolving credit portion of the Loan Facility were based on certain eligible inventory and accounts receivables. Borrowings and other obligations under the Loan Facility bore interest at a per annum interest rate equal to the base rate of the reference financial institution (the "Reference Rate") plus 1%, except $10 million of the term loans ("Tranche A") bore interest at the Reference Rate plus 1.5%. The rate for borrowings under the revolving credit facility were subject to decrease to 0.5% above the Reference Rate based on the achievement of certain pricing benchmarks and were subject to increase by 4% in the event borrowings against inventories exceed certain levels under specified circumstances. All borrowings are subject to an interest rate increase of 4% upon the occurrence and during the continuance of an event of default as defined in the Loan Agreement. The Reference Rate as of the date of the Loan Agreement was 8.5% per annum.

         The Loan Agreement also provided for a $750,000 closing fee, plus an unused line fee equal to 0.25% of the average unused portion of the maximum borrowing amount (i.e. $75 million), plus an annual facility fee equal to 0.5% of the total initial facility (i.e. $100 million). Additional fees and expenses are payable to the agent for the Lenders.

         Origination fees on the Loan Facility, brokerage, and other closing costs incurred by the Company in connection with the Loan Facility aggregated approximately $3.2 million, the majority of which were paid on the Closing Date. Debt costs of $2.8 million, related to the Bank Credit Agreement, were written off in the second quarter of 1997 as an extraordinary item.

         The Loan Agreement contained numerous financial and non-financial covenants, including limitations on the incurrence of additional indebtedness, limitations on the incurrence of liens, limitations on capital expenditures, limitations on the sale of assets, maintenance of specified ratios of current assets to current liabilities, total liabilities to tangible net worth, and minimum tangible new worth, all as defined in the Loan Agreement. The Loan Agreement also contained provisions requiring additional payments to the Lenders in the event of the early termination of the Loan Agreement. Events of Default under the Loan Agreement included, among other things, the occurrence of a Material Adverse Change as defined. Material Adverse Change was defined to include, among other things, a material adverse change in the business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise) of any Borrower under the Loan Agreement, the material impairment of any Borrower's ability to perform its obligations under the loan documents to which it is a party, or of the Lenders to enforce the obligations under the Loan Agreement or realize upon the collateral securing such agreement, a material adverse effect on the value of the collateral, or the amount that the Lenders would be likely to receive (after giving consideration to delays in payment and cost of enforcement) in the liquidation of Collateral. On August 22, 1997, the Lenders under the Loan Agreement declared an Event of Default thereunder, asserting, among other things, that a Material Adverse Change had occurred with respect to the Company and its subsidiaries. In such notice the Lenders demanded immediate payment of Amounts Due under the Loan Agreement of $59,564,933 inclusive of $5,276,604 representing issued letters of credit.

         In 1996, the Company began to implement, and in 1997 continued to implement, various strategies intended to improve its financial condition and operating performance. These strategies include expense reduction programs, inventory management reduction programs, reorganization of the fitness production facility, production related employee training programs, reduction in the number of products offered, a shift from manufacturing certain products to sourcing, extensive piloting and testing of new product introductions, and implementation of stringent quality assurance measures. Management is unable to predict when, if at all, the full effects of such strategies will be realized, especially in light of the Company's working capital deficiency, the current shut down of its production facilities and the Company's decision to file for protection under the United States bankruptcy laws. To date, such strategies have not been sufficient to improve the Company's operating results in the light of its limited financial resources.

         The Company's businesses are seasonal. The peak selling season for the Company's toy products, including swing sets and trampolines, occurs primarily in the second quarter of the year, with cash revenues for such sales typically realized in the second and third quarters of the year. The peak selling season for the Company's fitness products occurs in the third and fourth quarters of the year, with cash revenues for such sales typically realized in the fourth and first quarters of the year. Accordingly, even if the Company is able to secure substantial DIP financing, the historical seasonality of the Company's business means that revenues from operations during the remainder of the year can be expected to be substantially dependent on revenues from sales of fitness products.

         As noted above, the Company's future viability will be primarily dependent upon its ability to attract new capital resources and to develop an operating plan which will improve its results of operations.

No assurance can be given that any of the initiatives already implemented or any new initiatives, if implemented, will be successful or, if successful, that such initiatives will produce results sufficient to offset the continuing negative impact of the above-referenced factors on the Company's financial results or result in an improvement of the cash position of the Company, or that the Company will be successful in generating the operating revenues, cash and additional external investments required for the profitable operations or future viability.

         The Company must satisfy all of its working capital and capital expenditure requirements from cash provided by operating activities, from the sale of assets, or borrowings under its DIP Facility.

         Despite the sale of its camping, bicycle and snow toys assets, the Company remains highly leveraged. As noted above, substantially all of the Company's assets have been pledged to secure borrowings under the Loan Facility and the DIP Facility. Sales of such assets generally require the consent of the Lenders and management expects that sales of assets would generally require payments of some or all of the indebtedness secured thereby, which indebtedness could exceed the immediately realizable value of such assets. To the extent the Company's access to capital continues to be constrained, the Company may not be able to make certain capital expenditures or implement certain other aspects of its on-going business plan and the Company may, therefore, be unable to achieve some of any of the benefits expected from such capital improvements and/or from the protection provided by the federal bankruptcy laws.

         The Company has two long-term debt issues, the $51.7 million Convertible Subordinated Debentures due 2003 (the "Debentures") and the remaining $2.1 million of its 11.75% Senior Subordinated Notes due 2002 Notes outstanding and not held by the Company (the "Notes"). Semi-annual interest payments on the Debentures are due by their terms on August 15 and February 15 of each year. Semiannual interest payments on the Notes are due by their terms on January 15 and July 15 of each year.

         The Debentures and Notes are obligations solely of RDM Sports Group, Inc. ("RDM") and the ability of RDM to meet its debt service obligations is dependent on the ability of its operating subsidiaries to generate funds from operations sufficient to meet their respective debt service and other obligations and, second, to pay or distribute amounts to the Company sufficient to enable it to meet its debt service and other obligations. The Loan Facility restricts, with limited exceptions, distributions, dividends and payments to RDM, and does not permit dividends and interest on intercompany loans to be paid so long as a default exists or would result under the Loan Agreement.

         On August 15, 1997, the Company did not pay the semi-annual interest payment due on the Debentures in the amount of $2,069,000. On August 22, 1997, the Lenders under the Loan Agreement declared an Event of Default thereunder, asserting, among other things, that a Material Adverse Change had occurred with respect to the Company and its subsidiaries. In such Notice, the Lenders demanded immediate payment of Amounts Due under the Loan Agreement of $59,564,933 inclusive of $5,276,604 representing issued letters of credit. On August 27, 1997, the Trustee for the Company's Debentures and Notes issued notices of default under the respective governing indentures. On August 29, 1997, the Company filed for protection under the United States Bankruptcy Act. The filing by the Company for protection under the federal bankruptcy laws constituted an Event of Default under the governing indenture for such Debentures. Accordingly, the holders of not less than twenty-five percent (25%) in principal amount of the Debentures may declare the principal of all the Debentures to be due and payable immediately. Payments on the Debentures are subordinated under specified circumstances and for specified periods to payments of Senior Indebtedness of the Company, as such term is defined in the governing indenture, such Senior Indebtedness includes indebtedness outstanding under the Company's Loan Agreement.

         The filing by the Company for protection under the federal bankruptcy laws also constitutes an additional Event of Default pursuant to the governing indenture under which the Company's Notes were issued. Accordingly, the holders of not less than 25% aggregate principal amount of the Notes then outstanding and not held by the Company may declare all the principal of the Notes to be due and payable immediately. Payments on the Notes are subordinated under specified circumstances and for specified periods to payments of Senior Indebtedness of the Company, as such term is defined in the indenture; such Senior Indebtedness includes indebtedness outstanding under the Company's Loan Agreement.

         At June 29, 1997, the Company, on a consolidated basis, had stockholders' equity of $25.7 million. In contrast, at December 31, 1996 and December 31, 1995, the Company on a consolidated basis, had stockholders' equity of $53.2 million and $55.5 million, respectively.

         The Company's capital expenditures plan formerly contemplated the investment of up to approximately $10.0 million for plant improvements, expansion of production capability, and other capital improvements of its businesses over the next two years. Such capital expenditures program is expected to be curtailed or deferred in light of the Company's financial condition and management believes less than half of that amount is necessary to maintain production facilities. The majority of the Company's non-maintenance related capital expenditures were planned for tooling of new products and cost reductions.

         The Company has been informed by the New York Stock Exchange of the Exchange's intent to permanently suspend trading in, and seek delisting of, the Company's common stock and its Debentures due to the Company's failure to meet the Exchange's requirements for continued listing. No assurances can be given that, even if the Company is able to reorganize its operations, that a reorganized Company will meet the financial criteria for (or obtain waivers with respect to) listing on any stock exchange or other national market.

AVAILABILITY OF NOL'S

         The Company estimates that it had, for state and federal income tax purposes, NOL's amounting to approximately $10.2 million at June 29, 1997. Such NOL's expire predominately in 2011 if not utilized before then to offset taxable income. Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), and regulations issued thereunder, impose limitations on the ability of corporations to use NOL's, if the corporation experiences a more than 50% change in ownership in periods. Changes in ownership in periods thereafter could substantially restrict the Company's ability to utilize its tax net NOL's. There can be no assurance that an ownership change will not occur in the future, especially in connection with any reorganization may occur under the United States bankruptcy laws. In addition, the NOL's are subject to examination by the IRS, and thus, are subject to adjustment or disallowance resulting from any such IRS examination.

INFLATION AND FOREIGN CURRENCY FLUCTUATIONS

         Increases in material prices of plastics, cardboard, and steel have had a significant negative impact on the results of operations. The manner in which sales programs are set causes a delay in price adjustments which limits the Company's ability to pass some or all of these increased costs on to the Company's customers as such costs are incurred. Furthermore, depending on the competitive environment, the Company may or may not be able to timely pass along material price increases to its customers.

         Although the Company's foreign operations are subject to transaction exposure based on the value of the Canadian dollar versus the U.S. dollar, such transaction exposure did not have a material effect on the Company's results of operations for the first six months and quarter ended June 29, 1997.

Part II. OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K.

         a) Exhibits:

            11(a) - Computation of Per Share Earnings, Three Months
                    Ended June 29, 1997 and June 30, 1996
            11(b) - Computation of Per Share Earnings, Six Months
                    Ended June 29, 1997 and June 30, 1996
             27   - Financial Data Schedule (submitted in electronic form to SEC only)

         b) Reports on Form 8-K.

             On June 24, 1997, the Company filed a report on Form 8-K to announce the closing of a new $100,000,000 credit facility and the resignation of Henry Fong from all positions with the Company.

                                    SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             RDM SPORTS GROUP, INC.


Dated: September 10, 1997      By:    /s/ James L. Marden
                                  ----------------------------------------------
                                      James L. Marden
                                      President

                               By:    /s/ Charles E. Sanders
                                  ----------------------------------------------
                                      Charles E. Sanders
                                      Principal Financial and Accounting Officer

                                INDEX TO EXHIBITS


Exhibit                                                                          Page
Number                     Description                                           Number
------                     -----------                                           ------
11(a)    -     Computation of Per Share Earnings, Three Months
               Ended June 29, 1997 and June 30, 1996                               22
11(b)    -     Computation of Per Share Earnings, Six Months
               Ended June 29, 1997 and June 30, 1996                               23
27       -     Financial Data Schedule (submitted in electronic
               form to SEC only)                                                  N/A